Form 10-Q
period 2012-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2012-05-09
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of April 16, 2012, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2011	2012
	(in millions)
Revenues	$489	$531

Expenses:
Operation and maintenance	210	225
Depreciation and amortization	125	147
Taxes other than income taxes	53	52
Total	388	424
Operating Income	101	107

Other Income (Expense):
Interest and other finance charges	(37)	(38)
Interest on transition and system restoration bonds	(33)	(37)
Other, net	8	9
Total	(62)	(66)
Income Before Income Taxes	39	41
Income tax expense	15	5
Net Income	$24	$36

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31,	March 31,
	2011	2012
	(in millions)

Current Assets:
Cash and cash equivalents ($220 and $109 related to VIEs at December 31, 2011 and March 31, 2012, respectively)	$220	$995
Accounts and notes receivable, net ($52 and $64 related to VIEs at December 31, 2011 and March 31, 2012, respectively)	201	208
Accounts and notes receivable—affiliated companies	1,027	22
Accrued unbilled revenues	72	62
Inventory	80	83
Taxes receivable	2	—
Deferred tax asset	3	3
Other ($42 and $56 related to VIEs at December 31, 2011 and March 31, 2012, respectively)	65	76
Total current assets	1,670	1,449

Property, Plant and Equipment:
Property, plant and equipment	7,827	7,927
Less accumulated depreciation and amortization	2,784	2,812
Property, plant and equipment, net	5,043	5,115

Other Assets:
Regulatory assets ($2,289 and $3,899 related to VIEs at December 31, 2011 and March 31, 2012, respectively)	3,726	3,646
Notes receivable—affiliated companies	750	750
Other	35	44
Total other assets	4,511	4,440

Total Assets	$11,224	$11,004

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31,	March 31,
	2011	2012
	(in millions)

Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$307	$380
Current portion of other long-term debt	46	496
Accounts payable	113	85
Accounts and notes payable—affiliated companies	32	31
Taxes accrued	101	62
Interest accrued	96	47
Other	98	90
Total current liabilities	793	1,191
Other Liabilities:
Accumulated deferred income taxes, net	2,113	2,137
Benefit obligations	252	251
Regulatory liabilities	441	460
Notes payable—affiliated companies	151	151
Other	78	45
Total other liabilities	3,035	3,044
Long-term Debt:
VIE transition and system restoration bonds	2,215	3,686
Other	2,047	1,597
Total long-term debt	4,262	5,283

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,231
Retained earnings	1,904	255
Total member’s equity	3,134	1,486

Total Liabilities and Member’s Equity	$11,224	$11,004

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2011	2012
	(in millions)
Cash Flows from Operating Activities:
Net income	$24	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125	147
Amortization of deferred financing costs	3	3
Deferred income taxes	26	(11)
Changes in other assets and liabilities:
Accounts and notes receivable, net	2	3
Accounts receivable/payable, affiliates	(14)	(6)
Inventory	1	(3)
Accounts payable	(9)	(21)
Taxes receivable	29	2
Interest and taxes accrued	(106)	(88)
Net regulatory assets and liabilities	6	22
Other current assets	14	4
Other current liabilities	(3)	(8)
Other assets	(1)	2
Other liabilities	(13)	(1)
Other, net	1	—
Net cash provided by operating activities	85	81

Cash Flows from Investing Activities:
Capital expenditures	(143)	(143)
Decrease in notes receivable from affiliates, net	53	1,010
Increase in restricted cash of transition and system restoration bond companies	—	(15)
Cash received from U.S. Department of Energy grant	32	—
Other, net	(2)	(10)
Net cash provided by (used in) investing activities	(60)	842

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	1,695
Payments of long-term debt	(141)	(151)
Dividend to parent	—	(1,685)
Debt issuance costs	—	(8)
Other, net	—	1
Net cash used in financing activities	(141)	(148)

Net Increase (Decrease) in Cash and Cash Equivalents	(116)	775
Cash and Cash Equivalents at Beginning of Period	198	220
Cash and Cash Equivalents at End of Period	$82	$995

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$130	$123
Income tax refunds, net	(44)	(1)
Non-cash transactions:
Accounts payable related to capital expenditures	$30	$47

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2011.

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At March 31, 2012, CenterPoint Houston had five subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV).  The transition and system restoration bond companies, which are classified as variable interest entities, are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these companies are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

In May 2011, the Financial Accounting Standards Board issued new accounting guidance to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. Some of the provisions of the new accounting guidance include requiring (1) that only non-financial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance was effective for interim and annual periods beginning after December 15, 2011.  CenterPoint Houston’s adoption of this new guidance did not have an impact on its financial position, results of operations or cash flows.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2011	2012
	(in millions)
Interest cost	$4	$4
Expected return on plan assets	(2)	(2)
Amortization of loss	—	1
Amortization of transition obligation	1	1
Net periodic cost	$3	$4

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2012, of which $2 million was contributed during the three months ended March 31, 2012.

(4)	Regulatory Accounting

As of March 31, 2012, CenterPoint Houston has not recognized an allowed equity return of $592 million because such return will be recognized as it is recovered in rates. During the three months ended March 31, 2011 and 2012, CenterPoint Houston recognized approximately $3 million and $8 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2011 and March 31, 2012, CenterPoint Houston held Level 1 investments of $38 million and $52 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2011 or March 31, 2012.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2011 or March 31, 2012.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period. For the quarter ended March 31, 2012, there were no transfers between levels.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, short-term borrowings and the $750 million note receivable from CenterPoint Houston’s parent are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	December 31, 2011		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent)	$4,765	$5,345	$6,310	$6,889

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $1.0 billion and $-0- at December 31, 2011 and March 31, 2012, respectively, which are included in accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2011 and March 31, 2012, CenterPoint Houston had a $750 million note receivable from its parent.

For both the three months ended March 31, 2011 and 2012, CenterPoint Houston had net interest income related to affiliate borrowings of $5 million.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $34 million and $37 million for the three months ended March 31, 2011 and 2012, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

Sales to affiliates of NRG Energy, Inc. (NRG) in the three months ended March 31, 2011 and 2012 represented approximately$126 million and $140 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended March 31, 2011 and 2012 represented approximately $40 million and $36 million, respectively, of CenterPoint Houston's transmission and distribution revenues.

(7)	Long-term Debt

Transition Bonds. In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston’s service territory.

Revolving Credit Facility. As of December 31, 2011 and March 31, 2012, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	December 31, 2011		March 31, 2012
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate (LIBOR) plus 150 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant, limiting debt to 65% of its capitalization.

Other. At both December 31, 2011 and March 31, 2012, CenterPoint Houston had issued $151 million of first mortgage bonds as collateral for long-term debt of CenterPoint Energy. As of December 31, 2011 and March 31, 2012, CenterPoint Houston had issued $508 million and $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy, respectively. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8)	Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI Energy, Inc. (RRI), CenterPoint Energy and its subsidiaries, including CenterPoint Houston, are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases. CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

(9)       Income Taxes

CenterPoint Houston reported an effective tax rate of 12% for the three months ended March 31, 2012 compared to 38% for the same period in 2011. The decrease in the effective tax rate of 26% was primarily due to a $10 million reduction to the uncertain tax liability related to a settlement with the Internal Revenue Service (IRS) of CenterPoint Energy’s consolidated federal income tax returns for tax years 2006 and 2007 of which CenterPoint Houston is a member.

The following table summarizes CenterPoint Houston’s unrecognized tax benefits at December 31, 2011 and March 31, 2012:

	December 31, 2011	March 31, 2012
	(in millions)
Unrecognized tax benefits	$44	$12
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	18	12
Interest accrued on unrecognized tax benefits	5	(1)

CenterPoint Houston does not expect the amount of unrecognized tax benefits to change significantly over the 12 months ending March 31, 2013.

CenterPoint Energy’s consolidated federal income tax returns, of which CenterPoint Houston is a member, are currently under examination by the IRS for tax years 2008 and 2009 and are at various stages of the examination process.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2011 and the three months ended March 31, 2012. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2011 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Debt Financing Transaction

In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), our new special purpose subsidiary, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, we recovered an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance), less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in our service territory.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers (REPs) and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the 2011 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2011 and 2012, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2011	2012
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$400	$415
Transition and system restoration bond companies	89	116
Total revenues	489	531
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	208	220
Depreciation and amortization, excluding transition and system restoration bond companies	71	73
Taxes other than income taxes	53	52
Transition and system restoration bond companies	56	79
Total expenses	388	424
Operating income	101	107
Interest and other finance charges	(37)	(38)
Interest on transition and system restoration bonds	(33)	(37)
Other income, net	8	9
Income before income taxes	39	41
Income tax expense	15	5
Net income	$24	$36

Operating Income:
Electric transmission and distribution utility	68	70
Transition and system restoration bond companies (1)	33	37
Total operating income	101	107

Throughput (in gigawatt-hours (GWh)):
Residential	4,871	4,525
Total	16,768	16,544

Number of metered customers at end of period:
Residential	1,879,796	1,914,906
Total	2,124,809	2,167,052
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

We reported operating income of $107 million for the three months ended March 31, 2012, consisting of $70 million from the regulated electric transmission and distribution utility (TDU) and $37 million related to transition and system restoration bond companies (Bond Companies). For the three months ended March 31, 2011, operating income totaled $101 million, consisting of $68 million from the TDU and $33 million related to Bond Companies. TDU operating income increased $2 million due to increased miscellaneous revenues ($11 million), primarily from right-of-way access and land grants, customer growth ($5 million) from the addition of over 42,000 new customers and higher equity return ($4 million) primarily due to the recovery of true-up proceeds, partially offset by the impact of the 2010 rate case implemented in September 2011 ($11 million) and decreased usage ($8 million), primarily due to milder winter weather.

Income Tax Expense. We reported an effective tax rate of 12% for the three months ended March 31, 2012 compared to 38% for the same period in 2011. The decrease in the effective tax rate of 26% was primarily due to a $10 million reduction to the uncertain tax liability related to a settlement with the Internal Revenue Service of CenterPoint Energy, Inc.’s (CenterPoint Energy) consolidated federal income tax returns for tax years 2006 and 2007 of which we are a member.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2011 Form 10-K and “Management’s Narrative Analysis of Results of Operations - Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2011 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal anticipated cash requirements for the remaining nine months of 2012 include approximately $439 million of capital expenditures, $219 million of scheduled principal payments on transition and system restoration bonds and the retirement of long-term debt aggregating $46 million that matured in April 2012.

We expect our external temporary investments and cash flows from operations will be sufficient to meet our anticipated cash needs in the remaining nine months of 2012. In March 2012, we distributed approximately $1.7 billion to our parent. Funds for the payment of the distribution were obtained from our January 2012 sale of transition property in connection with the issuance of transition bonds by Bond Company IV.

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

Regulatory Matters. Regulatory developments that have occurred since our 2011 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

June 2010 Rate Case. The order on rehearing issued by the Public Utility Commission of Texas (Texas Utility Commission) in connection with our 2010 rate case was appealed to the Texas courts by various parties and we currently expect a trial will be scheduled for December 2012.

Other.  In May 2012, we filed an application with the Texas Utility Commission requesting approval to recover a total of approximately $48.6 million in 2013 consisting of: (1) estimated 2013 energy efficiency program costs of $42.9 million; (2) a credit of $1.8 million related to the over-recovery of 2011 program costs; (3) a performance incentive for 2011 program achievements of $6.3 million; (4) $1.1 million for anticipated 2013 evaluation measurement and verification expenses; and (5) certain rate case expenses.  The proposed adjustments are expected to take effect with the commencement of our January 2013 billing month.

Debt Financing Transaction. In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of the transition bonds, we recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in our service territory.

Credit Facility.  As of April 16, 2012, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized at April 16, 2012		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2016
_________

(1)	Represents outstanding letters of credit.

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

Temporary Investments.  As of April 16, 2012, we had external temporary investments aggregating $865 million.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of April 16, 2012, we had no investments in or borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III), CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) and Bond Company IV as of March 31, 2012. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition and System Restoration Bonds	Total
2012	$46	$—	$46	$219	$265
2013	450	—	450	447	897
2014	800	—	800	354	1,154
2015	—	151	151	372	523
2016	—	—	—	391	391
2017	127	—	127	411	538
2018	—	—	—	434	434
2019	—	—	—	459	459
2020	—	—	—	231	231
2021	102	—	102	211	313
2022	—	—	—	220	220
2023	200	—	200	156	356
2024	—	—	—	162	162
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$2,093	$151	$2,244	$4,067	$6,311

As of March 31, 2012, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.7 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	229	408	(1)	2,399
Total	$1,864	$229	$559		$2,652

 _________

(1)	Includes $290 million principal amount collateralizing bonds purchased by CenterPoint Energy in January 2010, which may be remarketed.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.6 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2012. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

The following table shows the maturity dates of the $559 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

Year	First Mortgage Bonds	General Mortgage Bonds		Total
2015	151	—		151
2018	—	50		50
2019	—	200	(1)	200
2020	—	90	(1)	90
2028	—	68		68
Total	$151	$408		$559
____________

(1)	These mortgage bonds collateralize bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

At March 31, 2012, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company	$174
Bond Company II	1,250
Bond Company III	372
Bond Company IV	1,695
Restoration Bond Company	576
Total	$4,067

The transition bonds and system restoration bonds are paid through the imposition of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of our retail electric customers in order to provide recovery of authorized qualified costs. The transition and system restoration bonds are reported as our long-term debt, although the holders of these bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition or system restoration charges) of the bond companies. We have no payment obligations with respect to the transition and system restoration bonds except to remit collections of transition and system restoration charges as set forth in servicing agreements between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of April 16, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2012, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of March 31, 2012, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn Energy, Inc. (GenOn) and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•
the ability of REPs, including REP affiliates of NRG Energy, Inc. and REP affiliates of Energy Future Holdings Corp., which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2011 10-K.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to our Interim Condensed Financial Statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect us.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Note 8 to our Interim Condensed Financial Statements and “Management’s Narrative Analysis of Results of Operations - Liquidity and Capital Resources - Regulatory Matters”, each of which is incorporated herein by reference. See also “Business - Regulation” and “- Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2011 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2011 Form 10-K.

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the three months ended March 31, 2011 and 2012 was 1.54 and 1.53, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
4.2	Indenture dated as of December 16, 2005	CenterPoint Energy Houston Electric LLC’s Form 8-K dated December 16, 2005	1-3187	4.1
4.3	First Supplemental Indenture relating to the Bonds dated as of December 16, 2005	CenterPoint Energy Houston Electric LLC’s Form 8-K dated December 16, 2005	1-3187	4.3
4.4	Form of Indenture, to be dated as of January 19, 2012	CenterPoint Energy Houston Electric LLC’s Form 8-K dated January 11, 2012	1-3187	4.1
4.5	Form of First Supplemental Indenture relating to the Bonds, to be dated as of January 19, 2012	CenterPoint Energy Houston Electric LLC’s Form 8-K dated January 11, 2012	1-3187	4.2
10.1	Form of Transition Property Sale Agreement, to be dated as of January 19, 2012	CenterPoint Energy Houston Electric LLC’s Form 8-K dated January 11, 2012	1-3187	10.1
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ WALTER L. FITZGERALD
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 9, 2012

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
4.2	Indenture dated as of December 16, 2005	CenterPoint Energy Houston Electric LLC’s Form 8-K dated December 16, 2005	1-3187	4.1
4.3	First Supplemental Indenture relating to the Bonds dated as of December 16, 2005	CenterPoint Energy Houston Electric LLC’s Form 8-K dated December 16, 2005	1-3187	4.3
4.4	Form of Indenture, to be dated as of January 19, 2012	CenterPoint Energy Houston Electric LLC’s Form 8-K dated January 11, 2012	1-3187	4.1
4.5	Form of First Supplemental Indenture relating to the Bonds, to be dated as of January 19, 2012	CenterPoint Energy Houston Electric LLC’s Form 8-K dated January 11, 2012	1-3187	4.2
10.1	Form of Transition Property Sale Agreement, to be dated as of January 19, 2012	CenterPoint Energy Houston Electric LLC’s Form 8-K dated January 11, 2012	1-3187	10.1
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

     (1) Furnished, not filed.