Form 10-Q
period 2012-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2012-08-06
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of July 16, 2012, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Revenues	$606	$676	$1,095	$1,207

Expenses:
Operation and maintenance	221	234	431	459
Depreciation and amortization	149	197	274	344
Taxes other than income taxes	51	54	104	106
Total	421	485	809	909
Operating Income	185	191	286	298

Other Income (Expense):
Interest and other finance charges	(38)	(36)	(75)	(74)
Interest on transition and system restoration bonds	(32)	(38)	(65)	(75)
Other, net	7	8	15	17
Total	(63)	(66)	(125)	(132)
Income Before Income Taxes	122	125	161	166
Income tax expense	43	47	58	52
Net Income	$79	$78	$103	$114

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31,	June 30,
	2011	2012
Current Assets:
Cash and cash equivalents ($220 and $236 related to VIEs at December 31, 2011 and June 30, 2012, respectively)	$220	$1,057
Accounts and notes receivable, net ($52 and $95 related to VIEs at December 31, 2011 and June 30, 2012, respectively)	201	286
Accounts and notes receivable—affiliated companies	1,027	27
Accrued unbilled revenues	72	89
Inventory	80	87
Taxes receivable	2	—
Deferred tax asset	3	4
Other ($42 and $55 related to VIEs at December 31, 2011 and June 30, 2012, respectively)	65	75
Total current assets	1,670	1,625

Property, Plant and Equipment:
Property, plant and equipment	7,827	7,985
Less accumulated depreciation and amortization	2,784	2,805
Property, plant and equipment, net	5,043	5,180

Other Assets:
Regulatory assets ($2,289 and $3,778 related to VIEs at December 31, 2011 and June 30, 2012, respectively)	3,726	3,529
Notes receivable—affiliated companies	750	750
Other	35	48
Total other assets	4,511	4,327

Total Assets	$11,224	$11,132

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31,	June 30,
	2011	2012
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$307	$439
Current portion of other long-term debt	46	450
Accounts payable	113	84
Accounts and notes payable—affiliated companies	32	27
Taxes accrued	101	97
Interest accrued	96	117
Other	98	97
Total current liabilities	793	1,311
Other Liabilities:
Accumulated deferred income taxes, net	2,113	2,119
Benefit obligations	252	252
Regulatory liabilities	441	465
Notes payable—affiliated companies	151	151
Other	78	45
Total other liabilities	3,035	3,032
Long-term Debt:
VIE transition and system restoration bonds	2,215	3,628
Other	2,047	1,597
Total long-term debt	4,262	5,225

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,231
Retained earnings	1,904	333
Total member’s equity	3,134	1,564

Total Liabilities and Member’s Equity	$11,224	$11,132

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash Flows from Operating Activities:
Net income	$103	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274	344
Amortization of deferred financing costs	6	7
Deferred income taxes	60	(30)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(87)	(102)
Accounts receivable/payable, affiliates	13	(15)
Inventory	(3)	(7)
Accounts payable	(8)	(21)
Taxes receivable	63	2
Interest and taxes accrued	(9)	17
Net regulatory assets and liabilities	(20)	20
Other current assets	15	3
Other current liabilities	5	(1)
Other assets	—	2
Other liabilities	(2)	(1)
Other, net	1	1
Net cash provided by operating activities	411	333

Cash Flows from Investing Activities:
Capital expenditures	(298)	(278)
Decrease (increase) in notes receivable from affiliates, net	(60)	1,010
Increase in restricted cash of transition and system restoration bond companies	(1)	(13)
Cash received from U.S. Department of Energy grant	77	—
Other, net	(11)	(20)
Net cash provided by (used in) investing activities	(293)	699

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	1,695
Payments of long-term debt	(141)	(197)
Dividend to parent	—	(1,685)
Debt issuance costs	—	(9)
Other, net	1	1
Net cash used in financing activities	(140)	(195)

Net Increase (Decrease) in Cash and Cash Equivalents	(22)	837
Cash and Cash Equivalents at Beginning of Period	198	220
Cash and Cash Equivalents at End of Period	$176	$1,057

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$133	$125
Income taxes (refunds), net	(83)	49
Non-cash transactions:
Accounts payable related to capital expenditures	$35	$46

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At June 30, 2012, CenterPoint Houston had five subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV).  The transition and system restoration bond companies, which are classified as variable interest entities, are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these companies are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

Management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Houston’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in millions)
Interest cost	$4	$4	$8	$8
Expected return on plan assets	(2)	(1)	(4)	(3)
Amortization of loss	—	—	—	1
Amortization of transition obligation	2	2	3	3
Net periodic cost	$4	$5	$7	$9

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2012, of which $4 million has been contributed as of June 30, 2012.

(4)	Regulatory Accounting

As of June 30, 2012, CenterPoint Houston has not recognized an allowed equity return of $579 million because such return will be recognized as it is recovered in rates. During the three months ended June 30, 2011 and 2012, CenterPoint Houston recognized approximately $5 million and $13 million, respectively, of the allowed equity return not previously recognized. During the six months ended June 30, 2011 and 2012, CenterPoint Houston recognized approximately $8 million and $21 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2011 and June 30, 2012, CenterPoint Houston held Level 1 investments of $38 million and $52 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2011 or June 30, 2012.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2011 or June 30, 2012.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period. For the quarter ended June 30, 2012, there were no transfers between levels.

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

	December 31, 2011		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent)	$4,765	$5,345	$6,265	$6,927

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $1.0 billion and $-0- at December 31, 2011 and June 30, 2012, respectively, which are included in accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2011 and June 30, 2012, CenterPoint Houston had a $750 million note receivable from its parent.

CenterPoint Houston had net interest income related to affiliate borrowings of $5 million and $4 million, respectively, for the three months ended June 30, 2011 and 2012, and $10 million and $9 million, respectively, for the six months ended June 30, 2011 and 2012, included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $37 million and $35 million for the three months ended June 30, 2011 and 2012, respectively, and $71 million and $72 million for the six months ended June 30, 2011 and 2012, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

Sales to affiliates of NRG Energy, Inc. (NRG) in the three months ended June 30, 2011 and 2012 represented approximately$133 million and $153 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended June 30, 2011 and 2012 represented approximately $41 million and $38 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the six months ended June 30, 2011 and 2012 represented approximately $259 million and $293 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the six months ended June 30, 2011 and 2012 represented approximately $82 million and $74 million, respectively, of CenterPoint Houston's transmission and distribution revenues.

(7)	Long-term Debt

Transition Bonds. In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston’s service territory.

Revolving Credit Facility. As of December 31, 2011 and June 30, 2012, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	December 31, 2011		June 30, 2012
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate (LIBOR) plus 125 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant, limiting debt to 65% of its capitalization.

Other. At both December 31, 2011 and June 30, 2012, CenterPoint Houston had issued $151 million of first mortgage bonds as collateral for long-term debt of CenterPoint Energy. As of December 31, 2011 and June 30, 2012, CenterPoint Houston had issued $508 million and $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy, respectively. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8)	Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries, including CenterPoint Houston, are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation.

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

(9)       Income Taxes

CenterPoint Houston reported an effective tax rate of 38% for the three months ended June 30, 2012 compared to 35% for the same period in 2011. The increase in the effective tax rate of 3% is related to non-recurring benefits recognized in the second quarter of 2011. CenterPoint Houston reported an effective tax rate of 31% for the six months ended June 30, 2012 compared to 36% for the same period in 2011. The decrease in the effective tax rate of 5% was primarily due to a $10 million favorable tax adjustment related to CenterPoint Energy’s Internal Revenue Service (IRS) Appeals settlement for the tax years 2006 and 2007 that was recognized in the three months ended March 31, 2012.

The following table summarizes CenterPoint Houston’s unrecognized tax benefits at December 31, 2011 and June 30, 2012:

	December 31, 2011	June 30, 2012
	(in millions)
Unrecognized tax benefits	$44	$12
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	18	12
Interest accrued on unrecognized tax benefits	5	(1)

CenterPoint Houston does not expect the amount of unrecognized tax benefits to change materially over the 12 months ending June 30, 2013.

CenterPoint Energy has a tentative settlement with the IRS for tax years 2008 and 2009 that is under review by the Joint Committee on Taxation. In May 2012, the IRS commenced its examination of CenterPoint Energy’s 2010 consolidated income tax return.

(10)    Subsequent Events

In July 2012, CenterPoint Houston called for redemption $300 million principal amount of its 5.75% general mortgage bonds maturing on January 15, 2014 and $500 million principal amount of its 7.00% general mortgage bonds maturing on March 1, 2014. The redemption of each series of bonds is contingent upon the receipt by the trustee on or prior to the redemption date of money sufficient to pay the applicable redemption price. The redemption price of each series of bonds includes principal, a make-whole premium and accrued interest to the scheduled August 27, 2012 redemption date. Redemption premiums for the two series are expected to aggregate approximately $71 million. Depending on market conditions, CenterPoint Houston expects to issue long-term debt having an aggregate principal amount of $800 million in August 2012 and use the proceeds to fund a portion of the aggregate redemption price.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2011 and the three and six months ended June 30, 2012. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2011 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Debt Financing Transactions

In July 2012, we called for redemption $300 million principal amount of our 5.75% general mortgage bonds maturing on January 15, 2014 and $500 million principal amount of our 7.00% general mortgage bonds maturing on March 1, 2014. The redemption of each series of bonds is contingent upon the receipt by the trustee on or prior to the redemption date of money sufficient to pay the applicable redemption price. The redemption price of each series of bonds includes principal, a make-whole premium and accrued interest to the scheduled August 27, 2012 redemption date. Redemption premiums for the two series are expected to aggregate approximately $71 million. Depending on market conditions, we expect to issue long-term debt having an aggregate principal amount of $800 million in August 2012 and use the proceeds to fund a portion of the aggregate redemption price.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers (REPs) and our ability to recover our regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the 2011 Form 10-K.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2011 and 2012, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$489	$514	$889	$929
Transition and system restoration bond companies	117	162	206	278
Total revenues	606	676	1,095	1,207
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	219	232	427	452
Depreciation and amortization, excluding transition and system restoration bond companies	66	75	137	148
Taxes other than income taxes	51	54	104	106
Transition and system restoration bond companies	85	124	141	203
Total expenses	421	485	809	909
Operating income	185	191	286	298
Interest and other finance charges	(38)	(36)	(75)	(74)
Interest on transition and system restoration bonds	(32)	(38)	(65)	(75)
Other income, net	7	8	15	17
Income before income taxes	122	125	161	166
Income tax expense	43	47	58	52
Net income	$79	$78	$103	$114

Operating Income:
Electric transmission and distribution utility	153	153	221	223
Transition and system restoration bond companies (1)	32	38	65	75
Total operating income	185	191	286	298

Throughput (in gigawatt-hours (GWh)):
Residential	7,785	7,917	12,656	12,442
Total	21,077	20,988	37,845	37,532

Number of metered customers at end of period:
Residential	1,890,566	1,926,459	1,890,566	1,926,459
Total	2,137,156	2,180,731	2,137,156	2,180,731
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

We reported operating income of $191 million for the three months ended June 30, 2012, consisting of $153 million from the regulated electric transmission and distribution utility (TDU) and $38 million related to transition and system restoration bond companies (Bond Companies). For the three months ended June 30, 2011, operating income totaled $185 million, consisting of $153 million from the TDU and $32 million related to Bond Companies. Increases in TDU operating income due to higher equity return ($8 million), primarily due to the recovery of true-up proceeds, customer growth ($6 million) from the addition of over 43,000 new customers, and increased miscellaneous revenues ($5 million), primarily from right-of-way access and land grants, were offset by the impact of the 2010 rate case implemented in September 2011 ($15 million) and higher costs billed by transmission providers net of higher transmission-related revenues ($4 million).

Six months ended June 30, 2012 compared to six months ended June 30, 2011

We reported operating income of $298 million for the six months ended June 30, 2012, consisting of $223 million from the TDU and $75 million related to Bond Companies. For the six months ended June 30, 2011, operating income totaled $286 million, consisting of $221 million from the TDU and $65 million related to Bond Companies. TDU operating income increased $2 million due to increased miscellaneous revenues ($18 million), primarily from right-of-way access and land grants, higher equity return ($13 million)

primarily due to the recovery of true-up proceeds and customer growth ($12 million) from the addition of over 43,000 new customers, partially offset by the impact of the 2010 rate case implemented in September 2011 ($27 million), decreased usage ($10 million), primarily due to milder weather and higher costs billed by transmission providers net of higher transmission-related revenues ($3 million).

Income Tax Expense. We reported an effective tax rate of 38% for the three months ended June 30, 2012 compared to 35% for the same period in 2011. The increase in the effective tax rate of 3% is related to non-recurring benefits recognized in the second quarter of 2011. We reported an effective tax rate of 31% for the six months ended June 30, 2012 compared to 36% for the same period in 2011. The decrease in the effective tax rate of 5% was primarily due to a $10 million favorable tax adjustment related to CenterPoint Energy's Internal Revenue Service Appeals settlement for the tax years 2006 and 2007 that was recognized in the three months ended March 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal anticipated cash requirements for the remaining six months of 2012 include approximately $314 million of capital expenditures and $219 million of scheduled principal payments on transition and system restoration bonds.

We expect our external temporary investments and cash flows from operations will be sufficient to meet our anticipated cash needs in the remaining six months of 2012. In March 2012, we distributed approximately $1.7 billion to our parent. Funds for the payment of the distribution were obtained from our January 2012 sale of transition property in connection with the issuance of transition bonds by CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV).

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

June 2010 Rate Case. The order on rehearing issued by the Public Utility Commission of Texas (Texas Utility Commission) in connection with our 2010 rate case was appealed to the Texas courts by various parties and a trial is scheduled for December 2012.

Other.  In May 2012, we filed an application, subsequently modified consistent with the Texas Utility Commission’s Preliminary Order, requesting approval to recover a total of approximately $47.5 million in 2013 consisting of: (1) estimated 2013 energy efficiency program costs of $42.9 million; (2) a credit of $1.8 million related to the over-recovery of 2011 program costs; (3) a performance incentive for 2011 program achievements of $6.3 million and (4) certain rate case expenses.  In July 2012, the parties filed a settlement agreement recommending approval to recover a total of $46.2 million.  The $1.3 million reduction was attributable to settlement spending from our 2006 rate settlement included in the 2011 performance incentive calculation.  The settlement preserves the right for us to appeal the reduction in our requested performance bonus amount.  The proposed settlement amounts are expected to take effect with the commencement of our January 2013 billing month.

Debt Financing Transactions. In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of the transition bonds, we recovered the additional true-up balance of $1.695 billion, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in our service territory.

In July 2012, we called for redemption $300 million principal amount of our 5.75% general mortgage bonds maturing on January 15, 2014 and $500 million principal amount of our 7.00% general mortgage bonds maturing on March 1, 2014. The redemption of each series of bonds is contingent upon the receipt by the trustee on or prior to the redemption date of money sufficient to pay the applicable redemption price. The redemption price of each series of bonds includes principal, a make-whole premium and accrued interest to the scheduled August 27, 2012 redemption date. Redemption premiums for the two series are expected to aggregate approximately $71 million. Depending on market conditions, we expect to issue long-term debt having an aggregate principal amount of $800 million in August 2012 and use the proceeds to fund a portion of the aggregate redemption price.

Credit Facility.  As of July 16, 2012, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized at July 16, 2012		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2016
_________

(1)	Represents outstanding letters of credit.

Our $300 million credit facility can be drawn at London Interbank Offered Rate (LIBOR) plus 125 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant which limits debt to 65% of our total capitalization.

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

Temporary Investments.  As of July 16, 2012, we had external temporary investments aggregating $849 million.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of July 16, 2012, we had no investments in or borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III), CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) and Bond Company IV as of June 30, 2012. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition and System Restoration Bonds	Total
2012	$—	$—	$—	$219	$219
2013	450	—	450	447	897
2014	800	—	800	354	1,154
2015	—	151	151	372	523
2016	—	—	—	391	391
2017	127	—	127	411	538
2018	—	—	—	434	434
2019	—	—	—	459	459
2020	—	—	—	231	231
2021	102	—	102	211	313
2022	—	—	—	220	220
2023	200	—	200	156	356
2024	—	—	—	162	162
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$2,047	$151	$2,198	$4,067	$6,265

As of June 30, 2012, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.6 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	183	408	(1)	2,353
Total	$1,864	$183	$559		$2,606
 _________

(1)	Includes $290 million principal amount collateralizing bonds purchased by CenterPoint Energy in January 2010, which may be remarketed.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.8 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2012. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

At June 30, 2012, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company	$174
Bond Company II	1,250
Bond Company III	372
Bond Company IV	1,695
Restoration Bond Company	576
Total	$4,067

The transition bonds and system restoration bonds are paid through the imposition of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of our retail electric customers to the bond company subsidiaries in order to provide recovery of authorized qualified costs. The transition and system restoration bonds are reported as our long-term debt, although the holders of these bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition or system restoration charges) of the bond companies. We have no payment obligations with respect to the transition and system restoration bonds except to remit collections of transition and system restoration charges as set forth in servicing agreements between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of July 26, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A3	Positive	A-	Stable	A	Stable
____________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2012, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of June 30, 2012, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2011 and 2012 was 2.12 and 2.07, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: August 6, 2012

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