Form 10-Q
period 2012-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2012-11-09
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of October 16, 2012, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, health care reform, financial reform, tax legislation and actions regarding the rates charged by us;

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Revenues	$707	$748	$1,802	$1,955

Expenses:
Operation and maintenance	230	233	661	692
Depreciation and amortization	179	219	453	563
Taxes other than income taxes	54	54	158	160
Total	463	506	1,272	1,415
Operating Income	244	242	530	540

Other Income (Expense):
Interest and other finance charges	(38)	(36)	(113)	(110)
Interest on transition and system restoration bonds	(31)	(37)	(96)	(112)
Return on true-up balance	352	—	352	—
Other, net	15	15	30	32
Total	298	(58)	173	(190)
Income Before Income Taxes	542	184	703	350
Income tax expense	175	46	233	98
Income Before Extraordinary Item	367	138	470	252
Extraordinary Item, net of tax	598	—	598	—
Net Income	$965	$138	$1,068	$252

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31,	September 30,
	2011	2012
Current Assets:
Cash and cash equivalents ($220 and $194 related to VIEs at December 31, 2011 and September 30, 2012, respectively)	$220	$699
Accounts and notes receivable, net ($52 and $104 related to VIEs at December 31, 2011 and September 30, 2012, respectively)	201	307
Accounts and notes receivable—affiliated companies	1,027	293
Accrued unbilled revenues	72	90
Inventory	80	91
Taxes receivable	2	—
Deferred tax asset	3	6
Other ($42 and $53 related to VIEs at December 31, 2011 and September 30, 2012, respectively)	65	67
Total current assets	1,670	1,553

Property, Plant and Equipment:
Property, plant and equipment	7,827	8,052
Less accumulated depreciation and amortization	2,784	2,800
Property, plant and equipment, net	5,043	5,252

Other Assets:
Regulatory assets ($2,289 and $3,635 related to VIEs at December 31, 2011 and September 30, 2012, respectively)	3,726	3,465
Notes receivable—affiliated companies	750	750
Other	35	36
Total other assets	4,511	4,251

Total Assets	$11,224	$11,056

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31,	September 30,
	2011	2012
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$307	$451
Current portion of other long-term debt	46	450
Accounts payable	113	78
Accounts and notes payable—affiliated companies	32	45
Taxes accrued	101	83
Interest accrued	96	51
Other	98	97
Total current liabilities	793	1,255
Other Liabilities:
Accumulated deferred income taxes, net	2,113	2,134
Benefit obligations	252	253
Regulatory liabilities	441	473
Notes payable—affiliated companies	151	151
Other	78	34
Total other liabilities	3,035	3,045
Long-term Debt:
VIE transition and system restoration bonds	2,215	3,459
Other	2,047	1,595
Total long-term debt	4,262	5,054

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,231
Retained earnings	1,904	471
Total member’s equity	3,134	1,702

Total Liabilities and Member’s Equity	$11,224	$11,056

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash Flows from Operating Activities:
Net income	$1,068	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	453	563
Amortization of deferred financing costs	9	10
Deferred income taxes	188	(36)
Extraordinary item, net of tax	(598)	—
Return on true-up balance	(352)	—
Changes in other assets and liabilities:
Accounts and notes receivable, net	(107)	(119)
Accounts receivable/payable, affiliates	4	1
Inventory	(4)	(11)
Accounts payable	2	(23)
Taxes receivable	63	2
Interest and taxes accrued	(73)	(63)
Net regulatory assets and liabilities	(25)	25
Other current assets	(1)	10
Other current liabilities	16	(1)
Other assets	(3)	3
Other liabilities	2	(1)
Other, net	—	(2)
Net cash provided by operating activities	642	610

Cash Flows from Investing Activities:
Capital expenditures	(449)	(429)
Decrease (increase) in notes receivable from affiliates, net	(117)	746
Increase in restricted cash of transition and system restoration bond companies	(2)	(12)
Cash received from U.S. Department of Energy grant	110	—
Other, net	5	(9)
Net cash provided by (used in) investing activities	(453)	296

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	2,495
Payments of long-term debt	(283)	(1,153)
Dividend to parent	—	(1,685)
Cash paid for debt retirement	—	(69)
Debt issuance costs	(2)	(16)
Other, net	1	1
Net cash used in financing activities	(284)	(427)

Net Increase (Decrease) in Cash and Cash Equivalents	(95)	479
Cash and Cash Equivalents at Beginning of Period	198	220
Cash and Cash Equivalents at End of Period	$103	$699

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$279	$265
Income taxes (refunds), net	(29)	126
Non-cash transactions:
Accounts payable related to capital expenditures	$38	$42

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At September 30, 2012, CenterPoint Houston had five subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV).  The transition and system restoration bond companies, which are classified as variable interest entities, are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these companies are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in millions)
Interest cost	$4	$4	$12	$12
Expected return on plan assets	(2)	(2)	(6)	(5)
Amortization of loss	1	1	1	2
Amortization of transition obligation	1	2	4	5
Net periodic cost	$4	$5	$11	$14

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2012, of which $6 million has been contributed as of September 30, 2012.

(4)	Regulatory Accounting

As of September 30, 2012, CenterPoint Houston has not recognized an allowed equity return of $563 million because such return will be recognized as it is recovered in rates. During the three months ended September 30, 2011 and 2012, CenterPoint Houston recognized approximately $7 million and $16 million, respectively, of the allowed equity return not previously recognized. During the nine months ended September 30, 2011 and 2012, CenterPoint Houston recognized approximately $15 million and $37 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2011 and September 30, 2012, CenterPoint Houston held Level 1 investments of $38 million and $50 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2011 or September 30, 2012.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2011 or September 30, 2012.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period. For the quarter ended September 30, 2012, there were no transfers between levels.

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

	December 31, 2011		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent)	$4,765	$5,345	$6,106	$6,758

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $1.0 billion and $264 million at December 31, 2011 and September 30, 2012, respectively, which are included in accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2011 and September 30, 2012, CenterPoint Houston had a $750 million note receivable from its parent.

CenterPoint Houston had net interest income related to affiliate borrowings of $5 million for both the three months ended September 30, 2011 and 2012, and $15 million and $14 million, respectively, for the nine months ended September 30, 2011 and 2012, included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $32 million and $33 million for the three months ended September 30, 2011 and 2012, respectively, and $103 million and $105 million for the nine months ended September 30, 2011 and 2012, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

Sales to affiliates of NRG Energy, Inc. (NRG) in the three months ended September 30, 2011 and 2012 represented approximately$188 million and $196 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the three months ended September 30, 2011 and 2012 represented approximately $58 million and $49 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the nine months ended September 30, 2011 and 2012 represented approximately $448 million and $488 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in the nine months ended September 30, 2011 and 2012 represented approximately $139 million and $123 million, respectively, of CenterPoint Houston's transmission and distribution revenues.

(7)	Long-term Debt

Transition Bonds. In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston’s service territory.

General Mortgage Bonds. In August 2012, CenterPoint Houston issued $300 million of 2.25% general mortgage bonds due 2022 and $500 million of 3.55% general mortgage bonds due 2042. The net proceeds from the sale of the bonds were used to fund a portion of the redemption of the general mortgage bonds discussed below.

In August 2012, CenterPoint Houston redeemed $300 million principal amount of its 5.75% general mortgage bonds due 2014 at a price of 107.332% of their principal amount and $500 million principal amount of its 7.00% general mortgage bonds due 2014 at a price of 109.397% of their principal amount. Redemption premiums for the two series aggregated approximately $69 million and were deferred as regulatory assets.

Revolving Credit Facility. As of December 31, 2011 and September 30, 2012, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	December 31, 2011		September 30, 2012
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate plus 125 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant, limiting debt to 65% of its capitalization.

Other. At both December 31, 2011 and September 30, 2012, CenterPoint Houston had issued $151 million of first mortgage bonds as collateral for long-term debt of CenterPoint Energy. As of December 31, 2011 and September 30, 2012, CenterPoint Houston had issued $508 million and $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy, respectively. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8)	Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries, including CenterPoint Houston, are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In July 2012, GenOn and NRG entered into a definitive merger agreement providing for NRG's acquisition of GenOn, subject to certain conditions. None of the sale of the retail business, the merger with Mirant Corporation or the pending acquisition of GenOn by NRG alters RRI's (now GenOn's) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. In September 2012, the Nevada Supreme Court affirmed the dismissal. In October 2012, the Nevada Supreme Court granted the plaintiffs’ motion to stay the dismissal of this case pending the filing and final disposition of their petition for a writ of certiorari to the Supreme Court of the United States. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases. CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

(9)       Income Taxes

The effective tax rate for the three and nine months ended September 30, 2012 was 25% and 28%, respectively, compared to 32% and 33% for the same periods in 2011. The decrease in the effective tax rate for the three and nine months ended September 30, 2012 was primarily due to favorable tax adjustments, including the re-measurement of certain unrecognized tax benefits, of $17 million and $25 million for the three and nine months ended September 30, 2012, respectively, related to CenterPoint Energy's Internal Revenue Service (IRS) settlement of tax years 2006 through 2009.

The following table summarizes CenterPoint Houston’s unrecognized tax benefits at December 31, 2011 and September 30, 2012:

	December 31, 2011	September 30, 2012
	(in millions)
Unrecognized tax benefits	$44	$—
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	18	—
Interest accrued on unrecognized tax benefits	5	—

CenterPoint Energy has a tentative settlement with the IRS for tax years 2008 and 2009 that is under review by the Joint Committee on Taxation. In September 2012, the IRS commenced its examination of CenterPoint Energy’s 2011 consolidated federal income tax return in conjunction with its review of CenterPoint Energy's 2010 consolidated federal income tax return.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2012. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2011 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Debt Financing Transactions

In August 2012, we issued $300 million of 2.25% general mortgage bonds due 2022 and $500 million of 3.55% general mortgage bonds due 2042. The net proceeds from the sale of the bonds were used to fund a portion of the redemption of the general mortgage bonds discussed below.

In August 2012, we redeemed $300 million principal amount of our 5.75% general mortgage bonds due 2014 at a price of 107.332% of their principal amount and $500 million principal amount of our 7.00% general mortgage bonds due 2014 at a price of 109.397% of their principal amount.  Redemption premiums for the two series aggregated approximately $69 million.

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

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2011 and 2012, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$565	$563	$1,454	$1,492
Transition and system restoration bond companies	142	185	348	463
Total revenues	707	748	1,802	1,955
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	228	228	655	680
Depreciation and amortization, excluding transition and system restoration bond companies	70	76	207	224
Taxes other than income taxes	54	54	158	160
Transition and system restoration bond companies	111	148	252	351
Total expenses	463	506	1,272	1,415
Operating income	244	242	530	540
Interest and other finance charges	(38)	(36)	(113)	(110)
Interest on transition and system restoration bonds	(31)	(37)	(96)	(112)
Return on True-Up Balance	352	—	352	—
Other income, net	15	15	30	32
Income before income taxes	542	184	703	350
Income tax expense	175	46	233	98
Income Before Extraordinary Item	367	138	470	252
Extraordinary Item, net of tax	598	—	598	—
Net income	$965	$138	$1,068	$252

Operating Income:
Electric transmission and distribution utility	213	205	434	428
Transition and system restoration bond companies (1)	31	37	96	112
Total operating income	244	242	530	540

Throughput (in gigawatt-hours (GWh)):
Residential	10,682	9,524	23,338	21,967
Total	24,957	23,753	62,802	61,284

Number of metered customers at end of period:
Residential	1,898,789	1,934,078	1,898,789	1,934,078
Total	2,149,594	2,189,796	2,149,594	2,189,796
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

We reported operating income of $242 million for the three months ended September 30, 2012, consisting of $205 million from the regulated electric transmission and distribution utility (TDU) and $37 million related to transition and system restoration bond companies (Bond Companies). For the three months ended September 30, 2011, operating income totaled $244 million, consisting of $213 million from the TDU and $31 million related to Bond Companies. TDU operating income decreased $8 million due to decreased usage ($38 million), primarily due to a return to more normal weather when compared to the weather experienced in 2011, and the impact of the 2010 rate case implemented in September 2011 ($9 million), partially offset by higher transmission-related revenues net of higher costs billed by transmission providers ($13 million), higher equity return ($9 million) primarily related to true-up proceeds, customer growth ($7 million) from the addition of over 40,000 new customers, decreased labor and benefits costs ($6 million) and increased miscellaneous revenues ($5 million), primarily from right-of-way access and easement grants.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

We reported operating income of $540 million for the nine months ended September 30, 2012, consisting of $428 million from the TDU and $112 million related to Bond Companies. For the nine months ended September 30, 2011, operating income totaled $530 million, consisting of $434 million from the TDU and $96 million related to Bond Companies. TDU operating income decreased $6 million due to decreased usage ($49 million), primarily due to a return to more normal weather when compared to the weather experienced in 2011, and the impact of the 2010 rate case implemented in September 2011 ($36 million), partially offset by increased miscellaneous revenues ($23 million), primarily from right-of-way access and easement grants, higher equity return ($22 million) primarily related to true-up proceeds, customer growth ($19 million) from the addition of over 40,000 new customers, higher transmission-related revenues net of higher costs billed by transmission providers ($10 million) and decreased labor and benefits costs ($6 million).

Income Tax Expense. The effective tax rate for the three and nine months ended September 30, 2012 was 25% and 28%, respectively, compared to 32% and 33% for the same periods in 2011. The decrease in the effective tax rate for the three and nine months ended September 30, 2012 was primarily due to favorable tax adjustments, including the re-measurement of certain unrecognized tax benefits, of $17 million and $25 million for the three and nine months ended September 30, 2012, respectively, related to CenterPoint Energy's Internal Revenue Service settlement of tax years 2006 through 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal anticipated cash requirements for the remaining three months of 2012 include approximately $158 million of capital expenditures and $62 million of scheduled principal payments on transition and system restoration bonds.

We expect our external temporary investments and cash flows from operations will be sufficient to meet our anticipated cash needs in the remaining three months of 2012. In March 2012, we distributed approximately $1.7 billion to our parent. Funds for the payment of the distribution were obtained from our January 2012 sale of transition property in connection with the issuance of transition bonds by CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV).

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

Other.  In May 2012, we filed an application, subsequently modified consistent with the Texas Utility Commission's preliminary order, requesting approval to recover a total of approximately $47.5 million in 2013 consisting of: (1) estimated 2013 energy efficiency program costs of $42.9 million; (2) a credit of $1.8 million related to the over-recovery of 2011 program costs; (3) a performance incentive for 2011 program achievements of $6.3 million and (4) certain rate case expenses.  In October 2012, the Texas Utility Commission approved a settlement agreement filed by the parties to recover a total of $46.2 million.  The $1.3 million reduction was attributable to settlement spending from our 2006 rate settlement included in the 2011 performance incentive calculation.  The settlement preserves our right to appeal the reduction in our requested performance bonus amount.  The rates will take effect with the commencement of our January 2013 billing month.

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

In August 2012, we issued $300 million of 2.25% general mortgage bonds due 2022 and $500 million of 3.55% general mortgage bonds due 2042. The net proceeds from the sale of the bonds were used to fund a portion of the redemption of the general mortgage bonds discussed below.

In August 2012, we redeemed $300 million principal amount of our 5.75% general mortgage bonds due 2014 at a price of 107.332% of their principal amount and $500 million principal amount of our 7.00% general mortgage bonds due 2014 at a price of 109.397% of their principal amount. Redemption premiums for the two series aggregated approximately $69 million.

Credit Facility.  As of October 16, 2012, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2016
_________

(1)	Represents outstanding letters of credit.

Our $300 million credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 125 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant which limits debt to 65% of our total capitalization.

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

Temporary Investments.  As of October 16, 2012, we had external temporary investments aggregating $585 million.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of October 16, 2012, we had $207 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III), CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) and Bond Company IV as of September 30, 2012. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition and System Restoration Bonds	Total
2012	$—	$—	$—	$62	$62
2013	450	—	450	447	897
2014	—	—	—	354	354
2015	—	151	151	372	523
2016	—	—	—	391	391
2017	127	—	127	411	538
2018	—	—	—	434	434
2019	—	—	—	459	459
2020	—	—	—	231	231
2021	102	—	102	211	313
2022	300	—	300	220	520
2023	200	—	200	156	356
2024	—	—	—	162	162
2027	56	—	56	—	56
2033	312	—	312	—	312
2042	$500	$—	$500	$—	$500
Total	$2,047	$151	$2,198	$3,910	$6,108

As of September 30, 2012, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.6 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	183	408	(1)	2,353
Total	$1,864	$183	$559		$2,606

 _________

(1)	Includes $290 million principal amount collateralizing bonds purchased by CenterPoint Energy in January 2010, which may be remarketed.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.8 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2012. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

At September 30, 2012, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company	$109
Bond Company II	1,194
Bond Company III	356
Bond Company IV	1,695
Restoration Bond Company	556
Total	$3,910

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

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of October 16, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2012, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of September 30, 2012, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

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

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2011 Form 10-K.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Note 8 to our Interim Condensed Financial Statements and “Management’s Narrative Analysis of Results of Operations - Liquidity and Capital Resources - Regulatory Matters,” each of which is incorporated herein by reference. See also “Business - Regulation” and “- Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2011 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2011 Form 10-K.

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2011 and 2012 was 4.30 and 2.52, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: November 9, 2012

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