Form 10-K
period 2012-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2013-03-13
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates as of June 30, 2012: None

i

We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2010, 2011 and 2012.

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

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements.

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

ERCOT Market Framework

We are a member of ERCOT. Within ERCOT, prices for wholesale generation and retail electric sales are unregulated, but services provided by transmission and distribution companies are regulated by the Texas Utility Commission. ERCOT serves as the regional reliability coordinating council for member electric power systems in most of Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market included available generating capacity of approximately 74,000 megawatts (MW) at December 31, 2012. Currently, there are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

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

In October 2011, the Texas Utility Commission also issued a financing order (the Financing Order) that authorized the issuance of transition bonds by us to securitize the Recoverable True-Up Balance. In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary of ours, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15,

2025. Through the issuance of these transition bonds, we recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid through a charge imposed on customers in our service territory.

As a result of the Final Order, in 2011 we recorded a pre-tax extraordinary gain of $921 million ($598 million after-tax) and $352 million ($229 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($263 million after-tax) will be recorded as an equity return over the life of the transition bonds.

Customers

We serve nearly all of the Houston/Galveston metropolitan area. At December 31, 2012, our customers consisted of approximately 75 REPs, which sell electricity to over two million metered customers in our certificated service area, and municipalities, electric cooperatives and other distribution companies located outside our certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission.

Sales to REPs that are affiliates of NRG Energy, Inc. (NRG) represented approximately 38%, 36% and 39% of our transmission and distribution revenues in 2010, 2011 and 2012, respectively.  Sales to REPs that are affiliates of Energy Future Holdings Corp. (Energy Future Holdings) represented approximately 12%, 11% and 10% of our transmission and distribution revenues in 2010, 2011 and 2012, respectively.  Our aggregate billed receivables balance from REPs as of December 31, 2012 was $158 million.  Approximately 42% and 2% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. We do not have long-term contracts with any of our customers. We operate using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In December 2008, we received approval from the Texas Utility Commission to deploy an advanced metering system (AMS) across our service territory during the following five years. We began installing advanced meters in March 2009.  In May 2012, we substantially completed the deployment of the advanced metering system having installed approximately 2.2 million smart meters. This technology should encourage greater energy conservation by giving Houston-area electric consumers the ability to better monitor and manage their electric use and its cost in near real time. To recover the cost of the AMS, the Texas Utility Commission approved a monthly surcharge payable by REPs, initially over 12 years.  For the first 24 months, which began in February 2009, the surcharge for residential customers was $3.24 per month.  Beginning in February 2011, the surcharge was reduced to $3.05 per month.  In September 2011, the surcharge duration was reduced from 12 years to approximately six years for residential customers and approximately eight years for commercial customers. The surcharge amounts and duration are subject to adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.

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

In October 2009, the U.S. Department of Energy (DOE) selected us for a $200 million grant to help fund our AMS and IG projects.  As of December 31, 2012, we had received substantially all of the $200 million of grant funding from the DOE. We used $150 million of the grant funding to accelerate completion of our deployment of advanced meters to 2012, instead of 2014 as originally scheduled. We estimate that capital expenditures of approximately $660 million for the installation of the advanced meters and corresponding communication and data management systems were incurred over the advanced meter deployment period. We are using the other $50 million from the grant for an initial deployment of an IG which covers approximately 12% of our service territory. This initial deployment is expected to be completed in 2014. It is expected that the capital portion of the IG project subject to partial funding by the DOE will cost approximately $140 million.

Competition

There are no other electric transmission and distribution utilities in our service area. In order for another provider of transmission and distribution services to provide such services in our territory, it would be required to obtain a certificate of convenience and necessity from the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in our service area at this time. Distributed generation could result in a reduction of demand for our electric distribution services but has not been a significant factor to date.

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

As of December 31, 2012, we had approximately $2.4 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including (a) $408 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated, $290 million of which secures bonds that are currently owned by CenterPoint Energy, and (b) approximately $183 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2012, we had approximately $253 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.9 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2012. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines — Overhead.  As of December 31, 2012, we owned 28,011 pole miles of overhead distribution lines and 3,713 circuit miles of overhead transmission lines, including 373 circuit miles operated at 69,000 volts, 2,124 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines — Underground.  As of December 31, 2012, we owned 21,151 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2012, we owned 233 major substation sites having a total installed rated transformer capacity of 54,325 megavolt amperes.

Service Centers.  We operate 14 regional service centers located on a total of 291 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

Franchises

We hold non-exclusive franchises from the incorporated municipalities in our service territory. In exchange for the payment of fees, these franchises give us the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain our transmission and distribution system and to use that system to conduct our electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 20 to 40 years.

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

State and Local Regulation

We conduct our operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers our present service area and facilities. The Texas Utility Commission and municipalities have the authority to set the rates and terms of service provided by us under cost-of-service rate regulation.

Our distribution rates charged to REPs for residential customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are primarily based on peak demand. All REPs in our service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an energy efficiency cost recovery charge, a surcharge related to the implementation of AMS and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services.

Resolution of True-Up Appeal.  For a discussion of our true-up proceedings, see “— Our Business — Electric Transmission & Distribution — Resolution of True-Up Appeal” above.

Rate Proceedings.  For a discussion of our ongoing rate proceedings, see “Management's Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report, which discussion is incorporated herein by reference.

ENVIRONMENTAL MATTERS

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of electric transmission and distribution systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations or attributable to former operations; and

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new equipment;

•	acquire permits for facility operations;

•	modify, upgrade or replace existing and proposed equipment; and

•	clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

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

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to ensure the costs of such compliance are reasonable.

Based on current regulatory requirements and interpretations, we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we believe that our current environmental remediation activities will not materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of all material current environmental and safety laws and regulations that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations.

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane. The United States Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Doha, Qatar in 2012.  Following a finding by the U.S. Environmental Protection Agency (EPA) that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act. One requires a reduction in emissions of GHGs from motor vehicles beginning January 2, 2011.  The other regulates emissions of GHGs from certain large stationary sources under the Clean Air Act's Prevention of Significant Deterioration and Title V programs, commencing when the motor vehicle standards took effect on January 2, 2011. Also, the EPA adopted its “Mandatory Reporting of Greenhouse Gases Rule” that requires the annual calculation and reporting of GHG emissions from natural gas transmission, gathering, processing and distribution systems and electric distribution systems that emit 25,000 metric tons or more of CO2 equivalent per year.  These additional reporting requirements began in 2012 and we are currently in compliance. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

Although the adoption of new legislation is uncertain, action by the EPA to impose new standards and reporting requirements regarding GHG emissions continues.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our business.

To the extent climate changes occur, our business may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify.  Warmer temperatures in our service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling.  Another possible effect of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

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

Hazardous Waste

Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment, transport and disposal of hazardous and solid waste. Ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste.

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

Other Environmental. From time to time we identify the presence of environmental contaminants on property where we conduct or have conducted operations.  Other such sites involving contaminants may be identified in the future.  We have remediated and expect to continue to remediate identified sites consistent with our legal obligations. From time to time we have received notices from regulatory authorities or others regarding our status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, we have been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, we do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

EMPLOYEES

As of December 31, 2012, we had 2,550 full-time employees, of which approximately 49% were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers Union Local 66, which is scheduled to expire in May 2013. We believe we have a good relationship with this bargaining unit and expect to negotiate a new agreement in 2013.

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

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. As of December 31, 2012, we did business with approximately 75 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and thus we remain at risk for payments not made prior to the shift to the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of our billed receivables from REPs are from affiliates of NRG and affiliates of Energy Future Holdings. Our aggregate billed receivables balance from REPs as of December 31, 2012 was $158 million. Approximately 42% of this amount was owed by affiliates of NRG. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations.  If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made by creditors involving payments we had received from such REP.

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
The AMS deployed throughout our service territory may experience unexpected problems with respect to the timely receipt of accurate metering data.
We have deployed an AMS throughout our service territory. The deployment consisted, among other elements, of replacing existing meters with new electronic meters that record metering data at 15-minute intervals and wirelessly communicate that information to us over a bi-directional communications system installed for that purpose. The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers' premises, such as monthly readings for billing purposes and special readings associated with a customer's change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, changes in technology, cyber-security issues and factors outside our control, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse affect on our results of operations, financial condition and cash flows.
Risk Factors Associated with Our Consolidated Financial Condition

If we are unable to arrange future financings on acceptable terms, our ability to refinance existing indebtedness could be limited.

As of December 31, 2012, we had $5.9 billion of outstanding indebtedness on a consolidated basis, which includes $3.8 billion of non-recourse transition and system restoration bonds. As of December 31, 2012, approximately $450 million aggregate principal amount of this debt is required to be paid through 2015. This amount excludes principal repayments of approximately $1.2 billion on transition and system restoration bonds, for which dedicated revenue streams exist. Our future financing activities may be significantly affected by, among other things:

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

•
our exposure to GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc. (RRI)), a wholly owned subsidiary of NRG, in connection with certain indemnification obligations; and

•	provisions of relevant tax and securities laws.

As of December 31, 2012, we had approximately $2.4 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including (a) $408 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated, $290 million of which secures bonds that are currently owned by CenterPoint Energy, and (b) approximately $183 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2012, we had approximately $253 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.9 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2012. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of December 31, 2012, CenterPoint Energy and its subsidiaries other than us have approximately $944 million principal amount of debt required to be paid through 2015.  If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy (in the amount of $750 million as of December 31, 2012) could be adversely affected.  In addition, from time to time we and other affiliates invest in or borrow funds from the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.  As of December 31, 2012, we had invested $433 million in the CenterPoint Energy money pool.

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

Under some circumstances, we and CenterPoint Energy could incur liabilities associated with assets and businesses we and CenterPoint Energy no longer own. These assets and businesses were previously owned by Reliant Energy, Incorporated (Reliant Energy), our predecessor, directly or through subsidiaries and include:

•
merchant energy, energy trading and REP businesses transferred to RRI or its subsidiaries in connection with the organization and capitalization of RRI prior to its initial public offering in 2001 and now owned by affiliates of NRG; and

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

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks, including:

•	operator error or failure of equipment or processes;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•	information technology system failures; and

•	catastrophic events such as fires, earthquakes, explosions, floods, droughts, hurricanes, pandemic health events or other similar occurrences.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have a material adverse effect on our results of operations, financial condition and/or cash flows.

Our merger and acquisition activities may not be successful or may result in completed acquisitions that do not perform as anticipated.

From time to time, we have made and may continue to make acquisitions of businesses and assets. However, suitable acquisition candidates may not continue to be available on terms and conditions we find acceptable. In addition, any completed or future acquisitions involve substantial risks, including the following:

•acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;

•	acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	we may assume liabilities that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;

•
we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems; and

•
acquisitions, or the pursuit of acquisitions, could disrupt our ongoing businesses, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

Failure to attract and retain an appropriately qualified workforce could adversely impact our results of operations.

Our business is dependent on our ability to recruit, retain, and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skillsets to future needs, or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Our costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.

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

In addition to the credit and financial market issues, a recurrence of national and local recessionary conditions may impact our business in a variety of ways. These include, among other things, reduced retail electric customer usage, increased customer default rates and wide swings in commodity prices.

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for our services.

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Doha, Qatar in 2012. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. In addition, the EPA expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit 25,000 metric tons of CO2 equivalent per year. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.

Climate changes could result in more frequent and more severe weather events which could adversely affect the results of operations of our business.

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

For a discussion of material legal and regulatory proceedings affecting us, please read “Regulation” and “Environmental Matters” in Item 1 of this report, “Management's Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 10(b) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our 1,000 outstanding common shares are held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy.

In 2010 and 2011, we paid no dividends on our common shares to Utility Holding, LLC. In 2012, we paid a dividend to our parent of approximately $1.7 billion.

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

EXECUTIVE SUMMARY

Factors Influencing Our Business

We are an electric transmission and distribution company. The majority of our revenues are generated from the transmission and delivery of electricity. We do not own or operate electric generating facilities or make retail sales to end-use electric customers. To assess our financial performance, our management primarily monitors our operating income and cash flows. Within these broader financial measures, we monitor margins, operation and maintenance expense, interest expense, capital spending and working capital requirements. In addition to these financial measures we also monitor a number of variables that management considers important to the operation of our business, including the number of customers, throughput, use per customer, and heating and cooling degree days. We also monitor system reliability, safety factors and customer satisfaction to gauge our performance.

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

Performance of our business is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis. The Houston area experienced extremely hot and dry weather during 2011, and each month from April through September was one of the ten warmest months on record. In 2012, we experienced a return to more normal weather in the summer months. In recent years, customers have typically reduced their energy consumption, and reduced consumption can adversely affect our results. However, due to more affordable energy prices and continued economic recovery in areas we serve, the trend toward lower usage has slowed in some of the areas we serve. In our service area, we have benefited from growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this growth will continue as the region experiences continued economic recovery. The profitability of our business is influenced significantly by the regulatory treatment we receive from the state and local regulators who set our electric distribution rates.

The nature of our business requires significant amounts of capital investment, and we rely on internally generated cash, borrowings under our credit facility and issuances of debt in the capital markets to satisfy these capital needs. We strive to maintain investment grade ratings for our securities in order to access the capital markets on terms we consider reasonable. Our goal is to continue to improve our credit ratings over time. A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facility. Disruptions in the financial markets can also affect the availability of new capital on terms we consider attractive. In those circumstances, companies like us may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our business through the existing credit facility and prudent refinancing of existing debt.

Consistent with the regulatory treatment of such costs, we can defer the amount of pension expense that differs from the level of pension expense included in our base rates.

Significant Events

Debt Financing Transactions

In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), our new special purpose subsidiary, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, we recovered the additional true-up balance of $1.695 billion, less approximately $10.4 million of offering expenses. The transition bonds will be repaid through a charge imposed on customers in our service territory.

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

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, health care reform, financial reform, tax legislation and actions regarding the rates we charge;

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	weather variations and other natural phenomena, including the impact on operations and capital of severe weather events;

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

•
the ability of GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc. (RRI)) , a wholly owned subsidiary of NRG Energy, Inc. (NRG), and its subsidiaries to satisfy their obligations to us, including indemnity obligations;

•
the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp. (Energy Future Holdings), which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy's pension and postretirement benefit plans;

•
our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•	future economic conditions in regional and national markets and their effect on sales, prices and costs; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the Securities and Exchange Commission (SEC).

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

The following table sets forth selected financial data for the years ended December 31, 2010, 2011 and 2012, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2010	2011	2012
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$1,774	$1,893	$1,949
Transition and system restoration bond companies	437	444	591
Total Revenues	2,211	2,337	2,540
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	841	908	942
Depreciation and amortization, excluding transition and system restoration bond companies	293	279	301
Taxes other than income taxes	207	210	214
Transition and system restoration bond companies	297	317	444
Total Expenses	1,638	1,714	1,901
Operating Income	573	623	639
Interest and other finance charges	(149)	(150)	(141)
Interest on transition and system restoration bonds	(140)	(127)	(147)
Return on True-Up Balance	—	352	—
Other income, net	32	38	41
Income Before Income Taxes and Extraordinary Item	316	736	392
Income Tax Expense	116	248	113
Income Before Extraordinary Item	200	488	279
Extraordinary Item, net of tax	—	598	—
Net Income	$200	$1,086	$279

Throughput (in gigawatt-hours (GWh)):
Residential	26,554	28,511	27,315
Total	76,973	80,013	78,593

Number of metered customers at end of period:
Residential	1,867,251	1,904,818	1,943,423
Total	2,110,608	2,155,710	2,199,764

2012 Compared to 2011.  We reported operating income of $639 million for 2012, consisting of $492 million from our regulated electric transmission and distribution utility operations (TDU) and $147 million related to transition and system restoration bond companies. For 2011, operating income totaled $623 million, consisting of $496 million from the TDU and $127 million related to transition and system restoration bond companies. TDU operating income decreased $4 million due to decreased usage ($54 million), primarily due to a return to more normal summer weather when compared to the previous year, and the impact of the 2010 rate case implemented in September 2011 ($34 million), partially offset by higher equity returns ($28 million) primarily related to true-up proceeds, increased miscellaneous revenues ($24 million), primarily from right-of-way easement grants, customer growth ($24 million) from the addition of over 44,000 new customers and decreased labor and benefits costs ($6 million).

Income Tax Expense.  We reported an effective tax rate of 28.8% for 2012 compared to 33.7% for the same period in 2011. The decrease in our effective tax rate of 4.9% is due to favorable tax adjustments in 2012, including the re-measurement of certain unrecognized tax benefits of $26 million related to the Internal Revenue Service (IRS) settlement of tax years 2006 through 2009.

2011 Compared to 2010.  We reported operating income of $623 million for 2011, consisting of $496 million from our TDU and $127 million related to transition and system restoration bond companies. For 2010, operating income totaled $573 million, consisting of $433 million from the TDU and $140 million related to transition and system restoration bond companies. TDU operating income increased $63 million due to increased usage ($45 million), primarily due to favorable weather, customer growth ($22 million) from the addition of over 45,000 new customers, lower depreciation expense ($16 million) and higher transmission-related revenues net of the costs billed by transmission providers ($13 million), partially offset by the impact of the 2010 rate case implemented in September 2011 ($12 million) and other operating expense increases ($12 million).

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our principal anticipated cash requirements during 2013 include capital expenditures of approximately $720 million, the retirement of long-term debt of $450 million and scheduled principal payments on transition and system restoration bonds of $447 million.

We expect that our external temporary investments, borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in 2013. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2012 and estimates of our capital expenditures for 2013 through 2017 (in millions):

2012	$599
2013	720
2014	677
2015	557
2016	534
2017	512

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2013	2014-2015	2016-2017	2018 and thereafter
Transition and system restoration bond debt (1)	$3,847	$447	$726	$802	$1,872
Other long-term debt	2,044	450	—	127	1,467
Interest payments - transition and system restoration bond debt (1) (2)	730	135	228	176	191
Interest payments - other long-term debt (2)	1,331	88	150	150	943
Capital leases	1	—	—	—	1
Operating leases	2	1	—	—	1
Benefit obligations (3)	—	—	—	—	—
Total contractual cash obligations	$7,955	$1,121	$1,104	$1,255	$4,475
       ____________

(1)	Transition and system restoration charges are adjusted at least annually to cover debt service on the transition and system restoration bonds.

(2)
We calculated estimated interest payments for long-term fixed-rate debt and term debt based on the applicable rates and payment dates. We typically expect to satisfy such interest payment obligations with cash flows from operations and short-term borrowings.

(3)
We expect to contribute approximately $7 million to our postretirement benefits plan in 2013 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

Off-Balance Sheet Arrangements.  Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters. Regulatory developments that have occurred since our 2011 Form 10-K was filed with the SEC are discussed below.

June 2010 Rate Case. The order on rehearing issued by the Texas Utility Commission in connection with our 2010 rate case was appealed to the Texas courts by various parties and a trial was scheduled for December 2012. In December 2012, the parties entered into a settlement agreement prior to the trial dismissing all material provisions of the appeals.

Other.  In May 2012, we filed an application, subsequently modified consistent with the Texas Utility Commission's preliminary order, requesting approval to recover a total of approximately $47.5 million in 2013 consisting of: (1) estimated 2013 energy efficiency program costs of $42.9 million; (2) a credit of $1.8 million related to the over-recovery of 2011 program costs; (3) a performance incentive for 2011 program achievements of $6.3 million and (4) certain rate case expenses.  In October 2012, the Texas Utility Commission approved a settlement agreement filed by the parties to recover a total of $46.2 million.  The $1.3 million reduction was attributable to settlement spending from our 2006 rate settlement included in the 2011 performance incentive calculation.  The settlement preserves the right for us to appeal the reduction in our requested performance bonus amount.  The rates took effect with the commencement of our January 2013 billing month.

Debt Financing Transactions. In January 2012, Bond Company IV, our new special purpose subsidiary, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, we recovered the additional true-up balance of $1.695 billion, less approximately $10.4 million of offering expenses. The transition bonds will be repaid through a charge imposed on customers in our service territory.

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

Credit Facility.  As of February 14, 2013, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized at February 14, 2013		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2016
_________

(1)	Represents outstanding letters of credit.

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

Temporary Investments.  As of February 14, 2013, we had external temporary investments aggregating $502 million.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of February 14, 2013, we had $253 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III), CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) and Bond Company IV as of December 31, 2012. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition and System Restoration Bonds	Total
2013	$450	$—	$450	$447	$897
2014	—	—	—	354	354
2015	—	151	151	372	523
2016	—	—	—	391	391
2017	127	—	127	411	538
2018	—	—	—	434	434
2019	—	—	—	459	459
2020	—	—	—	231	231
2021	102	—	102	211	313
2022	300	—	300	220	520
2023	200	—	200	156	356
2024	—	—	—	161	161
2027	56	—	56	—	56
2033	312	—	312	—	312
2042	500	—	500	—	500
Total	$2,047	$151	$2,198	$3,847	$6,045

As of December 31, 2012, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.6 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	183	408	(1)	2,353
Total	$1,864	$183	$559		$2,606
 _________

(1)	Includes $290 million principal amount collateralizing bonds purchased by CenterPoint Energy in January 2010, which may be remarketed.

The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.9 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2012. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

At December 31, 2012, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company	$109
Bond Company II	1,194
Bond Company III	356
Bond Company IV	1,632
Restoration Bond Company	556
Total	$3,847

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

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of February 14, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A3	Positive	A	Stable	A	Stable
____________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer's rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2012, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of December 31, 2012, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings, which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	delays in cash collections attributable to billing delays;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of this report.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2012, we had recorded regulatory assets of $3.4 billion and regulatory liabilities of $473 million.

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

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 5(a) to the consolidated financial statements, we participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. We recorded pension cost of $32 million, $28 million and $31 million for the years ended December 31, 2010, 2011 and 2012, respectively, of which $1 million, $10 million and $21 million impacted pre-tax earnings. Our actuarially determined pension and other postemployment expense for 2011 and 2012 in excess of the amounts being recovered through rates is being deferred for rate making purposes and was addressed in our 2010 rate application pursuant to Texas law.  Pension cost for 2013 is expected to be $26 million, of which we expect $21 million to impact pre-tax earnings after effecting such deferrals, based on an expected return on plan assets of 8.00% and a discount rate of 4.00% as of December 31, 2012. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2012, we had outstanding long-term debt and lease obligations that subject us to the risk of loss associated with movements in market interest rates.

At December 31, 2011 and 2012, we had outstanding fixed-rate debt aggregating $4.8 billion and $6.0 billion in principal amount and having a fair value of approximately $5.3 billion and $6.6 billion in 2011 and 2012, respectively. These instruments are fixed-rate and therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $124 million if interest rates were to decline by 10% from their levels at December 31, 2012. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2012 and 2011, and the related statements of consolidated income, cash flows, and member's equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Houston Electric, LLC and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 2013

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

March 13, 2013

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Revenues	$2,211	$2,337	$2,540

Expenses:
Operation and maintenance	849	917	958
Depreciation and amortization	582	587	729
Taxes other than income taxes	207	210	214
Total	1,638	1,714	1,901
Operating Income	573	623	639

Other Income (Expense):
Interest and other finance charges	(149)	(150)	(141)
Interest on transition and system restoration bonds	(140)	(127)	(147)
Return on true-up balance	—	352	—
Other, net	32	38	41
Total	(257)	113	(247)
Income Before Income Taxes and Extraordinary Item	316	736	392
Income tax expense	116	248	113
Income Before Extraordinary Item	200	488	279
Extraordinary Item, net of tax	—	598	—
Net Income	$200	$1,086	$279

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2012
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($220 and $266 related to VIEs at December 31, 2011 and 2012, respectively)	$220	$646
Accounts and notes receivable, net ($52 and $68 related to VIEs at December 31, 2011 and 2012, respectively)	201	222
Accounts and notes receivable—affiliated companies	1,027	448
Accrued unbilled revenues	72	80
Inventory	80	94
Taxes receivable	2	7
Deferred tax asset	3	1
Other ($42 and $54 related to VIEs at December 31, 2011 and 2012, respectively)	65	77
Total current assets	1,670	1,575
Property, Plant and Equipment, net	5,043	5,365

Other Assets:
Regulatory assets ($2,289 and $3,545 related to VIEs at December 31, 2011 and 2012, respectively)	3,726	3,388
Notes receivable—affiliated companies	750	750
Other	35	41
Total other assets	4,511	4,179
Total Assets	$11,224	$11,119

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$307	$447
Current portion of other long-term debt	46	450
Accounts payable	113	83
Accounts and notes payable—affiliated companies	32	92
Taxes accrued	101	95
Interest accrued	96	87
Other	98	112
Total current liabilities	793	1,366
Other Liabilities:
Accumulated deferred income taxes, net	2,113	2,097
Benefit obligations	252	268
Regulatory liabilities	441	473
Notes payable—affiliated companies	151	151
Other	78	40
Total other liabilities	3,035	3,029
Long-Term Debt:
VIE transition and system restoration bonds	2,215	3,400
Other	2,047	1,595
Total long-term debt	4,262	4,995
Commitments And Contingencies (Note 10)
Member’s Equity	3,134	1,729
Total Liabilities and Member’s Equity	$11,224	$11,119

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Cash Flows from Operating Activities:
Net income	$200	$1,086	$279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582	587	729
Amortization of deferred financing costs	12	12	14
Deferred income taxes	(6)	149	(69)
Extraordinary item, net of tax	—	(598)	—
Return on true-up balance	—	(352)	—
Changes in other assets and liabilities:
Accounts and notes receivable, net	12	(25)	(24)
Accounts receivable/payable, affiliates	1	(1)	62
Inventory	(2)	(9)	(14)
Accounts payable	9	19	(20)
Taxes receivable	(9)	61	(5)
Interest and taxes accrued	4	4	(15)
Net regulatory assets and liabilities	(30)	(28)	28
Other current assets	1	—	1
Other current liabilities	13	24	14
Other liabilities	2	(5)	3
Other, net	—	1	(3)
Net cash provided by operating activities	789	925	980

Cash Flows from Investing Activities:
Capital expenditures	(566)	(606)	(609)
Decrease (increase) in notes receivable from affiliates, net	(610)	(111)	577
Increase in restricted cash of transition and system restoration bond companies	(5)	(3)	(13)
Cash received from U.S. Department of Energy grant	90	110	—
Other, net	2	(7)	(20)
Net cash used in investing activities	(1,089)	(617)	(65)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	2,495
Payments of long-term debt	(241)	(283)	(1,215)
Dividend to parent	—	—	(1,685)
Cash paid for debt retirements	—	—	(69)
Debt issuance costs	—	(3)	(16)
Other, net	—	—	1
Net cash used in financing activities	(241)	(286)	(489)

Net Increase (Decrease) in Cash and Cash Equivalents	(541)	22	426
Cash and Cash Equivalents at Beginning of the Year	739	198	220
Cash and Cash Equivalents at End of the Year	$198	$220	$646

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$292	$282	$293
Income taxes	111	42	183
Non-cash transactions:
Accounts payable related to capital expenditures	$37	$54	$44

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED MEMBER’S EQUITY

	2010		2011		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	1,000	—	1,000	—	1,000	—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,230		1,230		1,230
Other		—		—		1
Balance, end of year		1,230		1,230		1,231
Retained Earnings
Balance, beginning of year		618		818		1,904
Net income		200		1,086		279
Dividend to parent		—		—		(1,685)
Balance, end of year		818		1,904		498
Total Member’s Equity		$2,048		$3,134		$1,729

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At December 31, 2012, CenterPoint Houston had the following subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV) (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto.

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

(b) Principles of Consolidation

The accounts of CenterPoint Houston and its wholly owned subsidiaries are included in CenterPoint Houston’s consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. As of December 31, 2012, CenterPoint Houston had five variable interest entities (VIEs) consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

(e) Regulatory Assets and Liabilities

CenterPoint Houston applies the guidance for accounting for regulated operations. CenterPoint Houston recognizes removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2011 and 2012, these removal costs of $339 million and $346 million, respectively, are classified as regulatory liabilities in CenterPoint Houston’s Consolidated Balance Sheets. A portion of the amount of removal costs that related to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for conditional asset retirement obligations.

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

(g) Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) is capitalized as a component of projects under construction and is amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates. During 2010, 2011 and 2012, CenterPoint Houston capitalized AFUDC of $3 million, $4 million and $6 million, respectively.

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

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. Accounts and notes receivable are net of an allowance for doubtful accounts of $1 million and $2 million at December 31, 2011 and 2012, respectively. The provision for doubtful accounts in CenterPoint Houston’s Statements of Consolidated Income for 2010, 2011 and 2012 was less than $1 million, $2 million and $2 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and is valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

(k) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Houston considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds and system restoration bonds, CenterPoint Houston was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $42 million and $54 million at December 31, 2011 and 2012, respectively, are included in other current assets in CenterPoint Houston's Consolidated Balance Sheets. For additional information regarding transition and system restoration bonds, see Notes 4(b) and 8. Cash and cash equivalents includes $220 million and $266 million at December 31, 2011 and 2012, respectively, that is held by CenterPoint Houston’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

(l) New Accounting Pronouncements

Management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Houston’s consolidated financial position, results of operations or cash flows upon adoption.

(m) Other Current Liabilities

Included in other current liabilities in the Consolidated Balance Sheets at December 31, 2011 and 2012 was $23 million and $27 million, respectively, of customer deposits.

(3)	Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful	December 31,
	Lives (Years)	2011	2012
		(in millions)
Transmission	41	$1,720	$1,851
Distribution	29	5,327	5,548
Other	15	780	805
Total		7,827	8,204
Accumulated depreciation		2,784	2,839
Property, plant and equipment, net		$5,043	$5,365

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Depreciation expense	$273	$257	$265
Amortization of securitized regulatory assets	289	308	442
Other amortization	20	22	22
Total depreciation and amortization	$582	$587	$729

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2011	2012
Beginning balance	$26	$23
Accretion expense	1	1
Revisions in estimates of cash flows	(4)	5
Ending balance	$23	$29

The decrease of $4 million in the ARO from the revision of estimate in 2011 is primarily attributable to an increase in the estimated useful lives of the underlying assets. The increase of $5 million in the ARO from the revision of estimate in 2012 is primarily attributable to a decrease in the estimated useful lives of certain assets. There were no material additions or settlements during the years ended December 31, 2011 and 2012.

(4)	Regulatory Matters

(a) Regulatory Assets and Liabilities

The following is a list of regulatory assets/liabilities reflected on CenterPoint Houston’s Consolidated Balance Sheets as of December 31, 2011 and 2012:

	December 31,
	2011	2012
	(in millions)
Securitized regulatory asset	$2,289	$3,545
True-up Settlement (1)	1,684	—
Unrecognized equity return (2)	(600)	(553)
Unamortized loss on reacquired debt	56	119
Pension and postretirement-related regulatory asset (3)	177	165
Other long-term regulatory assets (4)	120	112
Total regulatory assets	3,726	3,388

Estimated removal costs	339	346
Other long-term regulatory liabilities	102	127
Total regulatory liabilities	441	473

Total regulatory assets and liabilities, net	$3,285	$2,915
  ____________

(1)
In accordance with a final order from the Public Utility Commission of Texas (Texas Utility Commission), the true-up settlement as of December 31, 2012 was not earning a return. The regulatory asset was securitized in January 2012 as a result of the issuance of the transition bonds described below in Note 4(b).

(2)
As of December 31, 2012, CenterPoint Houston has not recognized an allowed equity return of $553 million because such return will be recognized as it is recovered in rates. During the years ended December 31, 2010, 2011 and 2012, CenterPoint Houston recognized approximately $16 million, $21 million and $47 million, respectively, of the allowed equity return.

(3)
CenterPoint Houston’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates is being deferred for rate making purposes and was addressed in its 2010 rate application pursuant to Texas law.  Deferred pension and other postemployment expenses of $16 million and $14 million as of December 31, 2011 and 2012, respectively, were not earning a return.

(4)	Other regulatory assets that are not earning a return were not material as of December 31, 2011 and 2012.

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

In October 2011, the Texas Utility Commission also issued a financing order (the Financing Order) that authorized the issuance of transition bonds by CenterPoint Houston to securitize the Recoverable True-Up Balance. In January 2012, Bond Company IV, a new special purpose subsidiary of CenterPoint Houston, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid through a charge imposed on customers in CenterPoint Houston's service territory. The holders of the transition bonds do not have recourse to any assets or revenues of CenterPoint Houston, and the creditors of CenterPoint Houston do not have recourse to any assets or revenues of Bond Company IV, including, without limitation, the transition property transferred to Bond Company IV in connection with the issuance of the transition bonds. The transition property includes the right to impose, collect and receive an irrevocable, non-bypassable charge payable by CenterPoint Houston's retail electric customers.

As a result of the Final Order, in 2011 CenterPoint Houston recorded a pre-tax extraordinary gain of $921 million ($598 million after taxes of $323 million) and $352 million ($229 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($263 million after-tax) will be recorded as an equity return over the life of the transition bonds.

(5)	Employee Benefit Plans

(a) Pension Plans

Substantially all of CenterPoint Houston’s employees participate in CenterPoint Energy’s non-contributory qualified defined benefit plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings and accrued interest.

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to CenterPoint Houston based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. CenterPoint Houston recognized pension expense of $31 million, $27 million and $30 million for the years ended December 31, 2010, 2011 and 2012, respectively.

In addition to the pension plan, CenterPoint Houston participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was less than $1 million, $1 million and $1 million for the years ended December 31, 2010, 2011 and 2012.

(b) Savings Plan

CenterPoint Houston participates in CenterPoint Energy’s qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an Employee Stock Ownership Plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50% of eligible compensation. CenterPoint Houston matches 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times. CenterPoint Energy allocates to CenterPoint Houston the savings plan benefit expense related to CenterPoint Houston’s employees.  Savings plan benefit expense was $12 million for each of the years ended December 31, 2010, 2011 and 2012.

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

CenterPoint Houston is required to fund a portion of its obligations in accordance with rate orders. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Interest cost on accumulated benefit obligation	$16	$16	$16
Expected return on plan assets	(9)	(9)	(7)
Amortization of transition obligation	6	6	6
Amortization of loss	—	1	3
Benefit enhancement	—	1	1
Net postretirement benefit cost	$13	$15	$19

CenterPoint Houston used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2010	2011	2012
Discount rate	5.70%	5.20%	4.80%
Expected return on plan assets	7.50%	7.50%	6.00%

In determining net periodic benefits cost, CenterPoint Houston uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of CenterPoint Houston’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2011 and 2012.  The measurement dates for plan assets and obligations were December 31, 2011 and 2012.

	Year Ended December 31,
	2011	2012
	(in millions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$306	$335
Interest cost	16	16
Benefits paid	(23)	(21)
Participant contributions	2	2
Medicare drug reimbursement	3	2
Actuarial loss	31	17
Accumulated benefit obligation, end of year	$335	$351
Change in Plan Assets
Plan assets, beginning of year	$122	$116
Benefits paid	(23)	(21)
Employer contributions	9	9
Participant contributions	2	2
Actual investment return	6	9
Plan assets, end of year	$116	$115
Amounts Recognized in Balance Sheets
Other liabilities-benefit obligations	$(219)	$(236)
Net liability, end of year	$(219)	$(236)
Actuarial Assumptions
Discount rate	4.80%	3.90%
Expected long-term return on assets	6.00%	6.00%
Healthcare cost trend rate assumed for the next year	8.00%	9.00%
Prescription drug cost trend rate assumed for the next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%
Year that the healthcare rate reaches the ultimate trend rate	2017	2017
Year that the prescription drug rate reaches the ultimate trend rate	2017	2017

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

For measurement purposes, healthcare and prescription drug costs are assumed to increase to 9.00% during 2013, after which this rate decreases until reaching the ultimate trend rate of 5.50% in 2017.

CenterPoint Houston does not have amounts recognized in accumulated other comprehensive income related to its postretirement benefit plans as of December 31, 2011 and 2012.  Unrecognized costs were recorded as a regulatory asset because CenterPoint Houston historically and currently recovers postretirement expenses in rates.

Assumed healthcare cost trend rates have a significant effect on the reported amounts for CenterPoint Houston’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on the postretirement benefit obligation	$13	$(11)
Effect on total of service and interest cost	—	—

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

As part of the investment strategy discussed above, CenterPoint Houston has adopted and maintained the following asset allocation ranges for its postretirement benefit plans:

U.S. equity	13-23%
International equity	3-13%
Fixed income	68-78%
Cash	0-2%

The following tables present by level, within the fair value hierarchy, CenterPoint Houston’s postretirement plan assets as of December 31, 2011 and 2012, by asset category as follows:

	Fair Value Measurements at December 31, 2011 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$116	$116	$—	$—
Total	$116	$116	$—	$—

(1)	74% of the amount invested in mutual funds is in fixed income securities; 18% is in U.S. equities and 8% is in international equities.

	Fair Value Measurements at December 31, 2012 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$115	$115	$—	$—
Total	$115	$115	$—	$—

(1)	74% of the amount invested in mutual funds is in fixed income securities; 18% is in U.S. equities and 8% is in international equities.

CenterPoint Houston expects to contribute $7 million to its postretirement benefits plan in 2013. The following benefit payments are expected to be paid by the postretirement benefit plan (in millions):

	Postretirement Benefit Plan
	Benefit Payments	Medicare Subsidy Receipts
2013	$21	$(2)
2014	22	(2)
2015	23	(2)
2016	24	(3)
2017	25	(3)
2018-2022	136	(16)

(d) Postemployment Benefits

CenterPoint Houston participates in CenterPoint Energy’s plan which provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). CenterPoint Houston recorded postemployment expense of $-0-, $3 million and $3 million for the years ended December 31, 2010, 2011 and 2012, respectively. Amounts relating to postemployment obligations included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at both December 31, 2011 and 2012 were $16 million.

(e) Other Non-Qualified Plans

CenterPoint Houston participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Houston. CenterPoint Houston recorded benefit expense relating to these plans of $1 million in each of the years ended December 31, 2010, 2011 and 2012. Amounts relating to deferred compensation plans included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at both December 31, 2011 and 2012 were $15 million.

(f) Other Employee Matters

As of December 31, 2012, CenterPoint Houston had 2,550 full-time employees, of which approximately 49% were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers Union Local 66, which is scheduled to expire in May 2013. CenterPoint Houston believes it has a good relationship with this bargaining unit and expects to negotiate a new agreement in 2013.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2011 and 2012, CenterPoint Houston held Level 1 investments of $38 million and $51 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2011 or 2012.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2011 or 2012.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period. For the years ended December 31, 2011 and 2012, there were no transfers between levels.

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

	December 31, 2011		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent)	$4,765	$5,345	$6,043	$6,636

(7)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $1.0 billion and $433 million at December 31, 2011 and 2012, respectively, which are included in accounts and notes receivable-affiliated companies in the Consolidated Balance Sheets.  At December 31, 2012, CenterPoint Houston’s money pool investment bore interest of 0.1%.

At December 31, 2011 and 2012, CenterPoint Houston had a $750 million note receivable from its parent, which bears interest at the prime rate, 3.25% at December 31, 2012.

For each of the years ended December 31, 2010, 2011 and 2012, CenterPoint Houston had net interest income related to affiliate borrowings of $19 million.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $132 million, $142 million and $143 million in 2010, 2011 and 2012, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

During 2010, 2011 and 2012, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are affiliates of NRG Energy, Inc. (NRG) totaled $583 million, $594 million and $648 million, respectively.  During 2010, 2011 and 2012, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are affiliates of Energy Future Holdings Corp. totaled $185 million, $182 million and $162 million, respectively.

(8)	Long-term Debt

	December 31, 2011		December 31, 2012
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Long-term debt:
First mortgage bonds 9.15% due 2021(2)	$102	$—	$102	$—
General mortgage bonds 2.25% to 6.95% due 2013 to 2042(2)	1,762	—	1,312	450
Pollution control bonds 4.25% to 5.60% due 2017 to 2027(3)	183	46	183	—
System restoration bonds 1.833% to 4.243% due 2013 to 2022	556	45	510	46
Transition bonds 0.90% to 5.63% due 2013 to 2024	1,659	262	2,890	401
Other	—	—	(2)	—
Total long-term debt	$4,262	$353	$4,995	$897
  ____________

(1)	Includes amounts due or scheduled to be paid within one year of the date noted.

(2)	Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

(3)	These series of debt are secured by CenterPoint Houston’s general mortgage bonds.

Transition and System Restoration Bonds. As of December 31, 2012, CenterPoint Houston had five special purpose subsidiaries consisting of transition and system restoration bond companies, which it consolidates, including Bond Company IV, which issued transition bonds in January 2012 as described below. The consolidated special purpose subsidiaries are wholly owned bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These transition bonds and system restoration bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of CenterPoint Houston's retail electric customers in order to provide recovery of authorized qualified costs. CenterPoint Houston has no payment obligations in respect of the transition and system restoration bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies (including the transition and system restoration charges), and the holders of transition bonds or system restoration bonds have no recourse to the assets or revenues of CenterPoint Energy or CenterPoint Houston.

In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. The transition bonds will be repaid through a charge imposed on customers in CenterPoint Houston’s service territory.

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

Revolving Credit Facility. As of December 31, 2011 and 2012, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

December 31, 2011			December 31, 2012
Size of Facility	Loans	Letters of Credit	Size of Facility	Loans	Letters of Credit
$300	$—	$4	$300	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate (LIBOR) plus 125 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant, limiting debt to 65% of its capitalization. CenterPoint Houston was in compliance with all debt covenants as of December 31, 2012.

Maturities.  CenterPoint Houston’s maturities of long-term debt and scheduled payments on transition and system restoration bonds are $897 million in 2013, $354 million in 2014, $372 million in 2015, $391 million in 2016 and $538 million in 2017. These maturities include transition and system restoration bond principal repayments on scheduled payment dates aggregating $447 million in 2013, $354 million in 2014, $372 million in 2015, $391 million in 2016 and $411 million in 2017.

Liens.  As of December 31, 2012, CenterPoint Houston’s assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2010, 2011 and 2012 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2013 is approximately $189 million, and the sinking fund requirement to be satisfied in 2013 is approximately $3 million. CenterPoint Houston expects to meet these 2013 obligations by certification of property additions. As of December 31, 2012, CenterPoint Houston’s assets were also subject to liens securing approximately $2.4 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(9)       Income Taxes

The components of CenterPoint Houston’s income tax expense were as follows:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Current income tax expense:
Federal	$105	$80	$160
State	17	19	22
Total current expense	122	99	182
Deferred income tax expense (benefit):
Federal	(5)	146	(69)
State	(1)	3	—
Total deferred expense (benefit)	(6)	149	(69)
Total income tax expense	$116	$248	$113

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Income before income taxes and extraordinary item	$316	$736	$392
Federal statutory income tax rate	35.0%	35.0%	35.0%
Expected federal income tax expense	111	258	137
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	10	15	14
Amortization of investment tax credit	(7)	(6)	(1)
Increase (decrease) in settled and uncertain tax positions	9	(4)	(26)
Other, net	(7)	(15)	(11)
Total	5	(10)	(24)
Total income tax expense	$116	$248	$113
Effective tax rate	36.7%	33.7%	28.8%

CenterPoint Houston recorded a net decrease in income tax expense of $26 million related to the release of certain income tax reserves due to its settlements with the Internal Revenue Service (IRS) in 2012. The remaining $1 million of investment tax credit was completely amortized in 2012.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2011	2012
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1	$1
Other	2	—
Total current deferred tax assets	3	1
Non-current:
Employee benefits	94	95
Other	10	9
Total non-current deferred tax assets	104	104
Total deferred tax assets	107	105

Deferred tax liabilities:
Non-current:
Depreciation	943	1,103
Regulatory assets, net	1,274	1,098
Total deferred tax liabilities	2,217	2,201
Accumulated deferred income taxes, net	$2,110	$2,096

CenterPoint Houston is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Houston calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Houston’s unrecognized tax benefits:

	December 31,
	2010	2011	2012
	(in millions)
Balance, beginning of year	$175	$232	$44
Tax Positions related to prior years:
Additions	10	—	—
Reductions	(3)	(192)	(46)

Tax Positions related to current year:
Additions	50	4	—
Settlements	—	—	2
Balance, end of year	$232	$44	$—

Unrecognized tax benefits were reduced to zero during 2012 primarily due to the re-measurement of certain unrecognized tax benefits related to an IRS issuance of new guidance with respect to repairs on tangible property and CenterPoint Energy's IRS settlements for tax years 2006 through 2009.

CenterPoint Houston had approximately $14 million and $18 million of unrecognized tax benefits that, if recognized, would have reduced the effective income tax rate for 2010 and 2011, respectively. CenterPoint Houston recognizes interest and penalties as a component of income tax expense. CenterPoint Houston recognized approximately $8 million of income tax expense, $12 million of income tax benefit and $5 million of income tax benefit related to interest on uncertain income tax positions during 2010, 2011 and 2012, respectively. CenterPoint Houston had approximately $5 million of interest on uncertain income tax positions accrued at December 31, 2011.

Tax Audits and Settlements.   CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 2009 tax year. CenterPoint Energy has filed claims for income tax refunds that are pending review by the IRS for tax years 2002, 2003 and 2004. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011 and is at various stages of the examination process. CenterPoint Houston has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2012.

(10)	Commitments and Contingencies

(a) Lease Commitments

CenterPoint Houston currently has no obligations under non-cancelable long-term operating leases for the years 2013 to 2017. Total lease expense for all operating leases was less than $1 million in each of the years ended December 31, 2010, 2011 and 2012.

(b) Legal and Environmental Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of 1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated the Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. In September 2012, the Nevada Supreme Court affirmed the dismissal. In October 2012, the Nevada Supreme Court granted the plaintiffs’ motion to stay the dismissal of this case pending the filing and final disposition of their petition for a writ of certiorari to the Supreme Court of the United States. In December 2012, the plaintiffs filed a petition for writ of certiorari with the Supreme Court of the United States. On January 4, 2013, the Supreme Court removed the case from its docket since the plaintiffs' petition exceeded the applicable word limit. In February 2013, the plaintiffs filed a corrected petition with the Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases. CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including CenterPoint Houston, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or CenterPoint Houston, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or CenterPoint Houston, but currently owned by NRG Texas LP. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004 and early 2005, CenterPoint Energy sold its generating business, to which most of these claims relate, to a company which is now an affiliate of NRG. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, CenterPoint Houston or CenterPoint Energy, as appropriate, intends to continue vigorously contesting claims that are not considered to have merit and, based on its experience to date, CenterPoint Houston does not expect these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(11)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$489	$606	$707	$535
Operating income	101	185	244	93
Income before extraordinary item (1)	24	79	367	18
Extraordinary item, net of tax (1)	—	—	598	—
Net income	24	79	965	18

(1)
During the third quarter of 2011, CenterPoint Energy recorded an extraordinary gain of $598 million, after-tax, related to the Final Order and a $229 million, after-tax, return on true-up balance included in Income before extraordinary item related to a portion of interest on the appealed amount as discussed in Note 4(b).

	December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$531	$676	$748	$585
Operating income	107	191	242	99
Net income	36	78	138	27

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Item 9B.	Other Information

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 2.32, 2.05, 2.07, 3.60 and 2.31 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

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

Aggregate fees billed to CenterPoint Houston during the fiscal years ending December 31, 2011 and 2012 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2011	2012
Audit fees (1)	$511,811	$612,475
Audit-related fees (2)	473,000	328,000
Total audit and audit-related fees	984,811	940,475
Tax fees	—	—
All other fees	—	—
Total fees	$984,811	$940,475
  ____________

(1)
For 2011 and 2012, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2011 and 2012, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Houston Electric, LLC and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our reports thereon dated March 13, 2013; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the index at Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 2013

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2012
(in millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance At Beginning of Period	Additions Charged to Income	Deductions From Reserves(1)	Balance At End Of Period
Year Ended December 31, 2012:
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 13th day of March, 2013.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ DAVID M. MCCLANAHAN
David M. McClanahan
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2013.

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
For Fiscal Year Ended December 31, 2012

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
		HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(a)(2)	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(a)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(a)(3)	Fifty-First Supplemental Indenture to Exhibit 4(a)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(a)(4)	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(a)(5)	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(a)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(a)(6)	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(a)(7)	Sixtieth Supplemental Indenture to Exhibit 4(a)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(a)(8)	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(a)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(a)(9)	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(b)(1)	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(1)
4(b)(2)	Second Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(3)
4(b)(3)	Third Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(4)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(4)	Fourth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(5)
4(b)(5)	Fifth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(6)
4(b)(6)	Sixth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(7)
4(b)(7)	Seventh Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(8)
4(b)(8)	Eighth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(9)
4(b)(9)	Officer’s Certificates dated October 10, 2002, setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy, Inc.’s (“CNP’s”) Form 10-K for the year ended December 31, 2003	1-31447	4(c)(10)
4(b)(10)	Ninth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 12, 2002	CNP’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(b)(11)	Officer’s Certificate dated November 12, 2002 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(b)(12)	Tenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 18, 2003	Form 8-K dated March 13, 2003	1-3187	4.1
4(b)(13)	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	Form 8-K dated March 13, 2003	1-3187	4.2
4(b)(14)	Eleventh Supplemental Indenture to Exhibit 4(b)(1), dated as of May 23, 2003	Form 8-K dated May 16, 2003	1-3187	4.1
4(b)(15)	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	Form 8-K dated May 16, 2003	1-3187	4.2
4(b)(16)	Twelfth Supplemental Indenture to Exhibit 4(b)(1), dated as of September 9, 2003	Form 8-K dated September 9, 2003	1-3187	4.2
4(b)(17)	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	Form 8-K dated September 9, 2003	1-3187	4.3
4(b)(18)	Thirteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 6, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(b)(19)	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(b)(20)	Fourteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 11, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(b)(21)	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(22)	Fifteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(b)(23)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(b)(24)	Sixteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(b)(25)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(b)(26)	Seventeenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(b)(27)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(b)(28)	Nineteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 26, 2008	CNP’s Form 8-K dated November 25, 2008	1-31447	4.2
4(b)(29)	Officer’s Certificate dated November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CNP’s Form 8-K dated November 25, 2008	1-31447	4.3
4(b)(30)	Twentieth Supplemental Indenture to Exhibit 4(b)(1), dated as of December 9, 2008	Form 8-K dated January 6, 2009	1-3187	4.2
4(b)(31)	Twenty-First Supplemental Indenture to Exhibit 4(b)(1), dated as of January 9, 2009	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(b)(32)	Officer’s Certificate dated January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
4(b)(33)	Twenty-Second Supplemental Indenture to Exhibit 4(b)(1), dated as of August 10, 2012	CNP's Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)
4(b)(34)	Officer's Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CNP's Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)
4(c)	$300,000,000 Credit Agreement dated as of September 9, 2011 among CenterPoint Houston, as Borrower, and the banks named therein	CNP’s Form 8-K dated September 9, 2011	1-31447	4.2

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