Form 10-Q
period 2013-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2013-05-08
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of April 18, 2013, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

•
the ability of GenOn Energy, Inc. (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.), a wholly owned subsidiary of NRG Energy, Inc. (NRG) and its subsidiaries to satisfy their obligations to us, including indemnity obligations;

ii

•
the ability of retail electric providers (REPs), including REP affiliates of NRG and Energy Future Holdings Corp., which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2012	2013

Revenues	$531	$532

Expenses:
Operation and maintenance	225	239
Depreciation and amortization	147	154
Taxes other than income taxes	52	55
Total	424	448
Operating Income	107	84

Other Income (Expense):
Interest and other finance charges	(38)	(30)
Interest on transition and system restoration bonds	(37)	(35)
Other, net	9	9
Total	(66)	(56)
Income Before Income Taxes	41	28
Income tax expense	5	9
Net Income	$36	$19

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31,	March 31,
	2012	2013
Current Assets:
Cash and cash equivalents ($266 and $166 related to VIEs at December 31, 2012 and March 31, 2013, respectively)	$646	$206
Accounts and notes receivable, net ($68 and $65 related to VIEs at December 31, 2012 and March 31, 2013, respectively)	222	227
Accounts and notes receivable—affiliated companies	448	201
Accrued unbilled revenues	80	70
Inventory	94	97
Taxes receivable	7	—
Deferred tax asset	1	1
Other ($54 and $53 related to VIEs at December 31, 2012 and March 31, 2013, respectively)	77	62
Total current assets	1,575	864

Property, Plant and Equipment:
Property, plant and equipment	8,204	8,321
Less accumulated depreciation and amortization	2,839	2,880
Property, plant and equipment, net	5,365	5,441

Other Assets:
Regulatory assets ($3,545 and $3,470 related to VIEs at December 31, 2012 and March 31, 2013, respectively)	3,388	3,309
Notes receivable—affiliated companies	750	750
Other	41	41
Total other assets	4,179	4,100

Total Assets	$11,119	$10,405

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31,	March 31,
	2012	2013
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$447	$417
Current portion of other long-term debt	450	—
Accounts payable	83	90
Accounts and notes payable—affiliated companies	92	32
Taxes accrued	95	49
Interest accrued	87	49
Other	112	112
Total current liabilities	1,366	749
Other Liabilities:
Accumulated deferred income taxes, net	2,097	2,089
Benefit obligations	268	267
Regulatory liabilities	473	495
Notes payable—affiliated companies	151	151
Other	40	41
Total other liabilities	3,029	3,043
Long-term Debt:
VIE transition and system restoration bonds	3,400	3,269
Other	1,595	1,595
Total long-term debt	4,995	4,864

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,231	1,232
Retained earnings	498	517
Total member’s equity	1,729	1,749

Total Liabilities and Member’s Equity	$11,119	$10,405

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash Flows from Operating Activities:
Net income	$36	$19
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147	154
Amortization of deferred financing costs	3	4
Deferred income taxes	(11)	(10)
Changes in other assets and liabilities:
Accounts and notes receivable, net	3	5
Accounts receivable/payable, affiliates	(6)	(69)
Inventory	(3)	(3)
Accounts payable	(21)	1
Taxes receivable	2	7
Interest and taxes accrued	(88)	(84)
Net regulatory assets and liabilities	22	15
Other current assets	4	14
Other current liabilities	(8)	—
Other assets	2	3
Other liabilities	(1)	—
Other, net	—	1
Net cash provided by operating activities	81	57

Cash Flows from Investing Activities:
Capital expenditures	(143)	(137)
Decrease in notes receivable from affiliates	1,010	256
Decrease (increase) in restricted cash of transition and system restoration bond companies	(15)	1
Other, net	(10)	(6)
Net cash provided by investing activities	842	114

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,695	—
Payments of long-term debt	(151)	(612)
Dividend to parent	(1,685)	—
Debt issuance costs	(8)	—
Other, net	1	1
Net cash used in financing activities	(148)	(611)

Net Increase (Decrease) in Cash and Cash Equivalents	775	(440)
Cash and Cash Equivalents at Beginning of Period	220	646
Cash and Cash Equivalents at End of Period	$995	$206

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$123	$100
Income taxes (refunds), net	(1)	5
Non-cash transactions:
Accounts payable related to capital expenditures	$47	$50

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2012.

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At March 31, 2013, CenterPoint Houston had five subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC.  The transition and system restoration bond companies, which are classified as variable interest entities, are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these companies are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

Management believes that recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Houston’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2012	2013
	(in millions)
Interest cost	$4	$3
Expected return on plan assets	(2)	(1)
Amortization of loss	1	1
Amortization of transition obligation	1	1
Net periodic cost	$4	$4

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2013, of which $2 million has been contributed as of March 31, 2013.

(4)	Regulatory Accounting

As of March 31, 2013, CenterPoint Houston has not recognized an allowed equity return of $545 million because such return will be recognized as it is recovered in rates. During both the three months ended March 31, 2012 and 2013, CenterPoint Houston recognized approximately $8 million of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2012 and March 31, 2013, CenterPoint Houston held Level 1 investments of $51 million and $50 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2012 or March 31, 2013.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2012 or March 31, 2013.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period. For the three months ended March 31, 2013, there were no transfers between levels.

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

	December 31, 2012		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent)	$6,043	$6,636	$5,432	$5,947

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $433 million and $177 million at December 31, 2012 and March 31, 2013, respectively, which are included in accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2012 and March 31, 2013, CenterPoint Houston had a $750 million note receivable from its parent.

CenterPoint Houston had net interest income related to affiliate borrowings of $5 million for both the three months ended March 31, 2012 and 2013 included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $37 million and $36 million for the three months ended March 31, 2012 and 2013, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

Sales to affiliates of NRG Energy, Inc. (NRG) in the three months ended March 31, 2012 and 2013 represented approximately$140 million and $144 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. in both the three months ended March 31, 2012 and 2013 represented approximately $36 million of CenterPoint Houston’s transmission and distribution revenues.

(7)	Long-term Debt

Revolving Credit Facility. As of December 31, 2012 and March 31, 2013, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	December 31, 2012		March 31, 2013
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate plus 125 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant, limiting debt to 65% of its capitalization.

Other. At both December 31, 2012 and March 31, 2013, CenterPoint Houston had issued $151 million of first mortgage bonds as collateral for long-term debt of CenterPoint Energy. As of both December 31, 2012 and March 31, 2013, CenterPoint Houston had issued $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs' claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit which reversed the trial court's dismissal of the plaintiffs' claims. The other defendants may seek rehearing en banc before the Ninth Circuit or seek further review by filing a writ of certiorari with the U.S. Supreme Court. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. In September 2012, the Nevada Supreme Court affirmed the dismissal. In December 2012, the plaintiffs filed a petition for writ of certiorari with the Supreme Court of the United States. On April 1, 2013, the Supreme Court asked for a reply brief. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

(9)       Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 32% compared to 12% for the same period in 2012. The lower effective tax rate for the three months ended March 31, 2012 was primarily due to a $10 million reduction to the uncertain tax liability related to a settlement with the Internal Revenue Service (IRS) of CenterPoint Energy's consolidated federal income tax returns for tax years 2006 and 2007.

On January 2, 2013, The American Taxpayer Relief Act of 2012 was signed into law. For CenterPoint Houston, the most significant provisions are the extension for one year of the 50 percent bonus depreciation for qualified property and the research and experimentation credit. The bonus depreciation provision applies to qualified property placed in service before January 1, 2014

(before January 1, 2015, for certain longer-lived and transportation assets). CenterPoint Houston has reflected the effect of the change in tax law in the three months ended March 31, 2013.

CenterPoint Houston had recognized the financial statement effects of all tax positions when it is more likely than not, based on the technical merits, that the positions would be sustained upon examination. CenterPoint Houston did not have any uncertain tax positions as of March 31, 2013.

CenterPoint Energy's consolidated federal income tax returns have been audited by the IRS and settled through the 2009 tax year. CenterPoint Energy has filed claims for income tax refunds that are pending review by the IRS for tax years 2002, 2003 and 2004. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011. CenterPoint Houston has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of March 31, 2013.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2012 and the three months ended March 31, 2013. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2012 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Debt Matters. In March 2013, we retired $450 million aggregate principal amount of our 5.70% general mortgage bonds at their maturity.
CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers (REPs) and our ability to recover our regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the 2012 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2012 and 2013, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2012	2013
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$415	$421
Transition and system restoration bond companies	116	111
Total revenues	531	532
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	220	238
Depreciation and amortization, excluding transition and system restoration bond companies	73	79
Taxes other than income taxes	52	55
Transition and system restoration bond companies	79	76
Total expenses	424	448
Operating income	107	84
Interest and other finance charges	(38)	(30)
Interest on transition and system restoration bonds	(37)	(35)
Other income, net	9	9
Income before income taxes	41	28
Income tax expense	5	9
Net income	$36	$19

Operating Income:
Electric transmission and distribution utility	70	49
Transition and system restoration bond companies (1)	37	35
Total operating income	107	84

Throughput (in gigawatt-hours (GWh)):
Residential	4,525	4,558
Total	16,544	16,361

Number of metered customers at end of period:
Residential	1,914,906	1,953,947
Total	2,167,052	2,211,481
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

We reported operating income of $84 million for the three months ended March 31, 2013, consisting of $49 million from the regulated electric transmission and distribution utility (TDU) and $35 million related to transition and system restoration bond companies (Bond Companies). For the three months ended March 31, 2012, operating income totaled $107 million, consisting of $70 million from the TDU and $37 million related to Bond Companies. TDU operating income decreased $21 million primarily due to decreased right-of-way revenues ($9 million), increased operating and maintenance expenses ($6 million, excluding $12 million of higher transmission costs largely offset by increased transmission revenue) and increased depreciation expense ($6 million).

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2013 was 32% compared to 12% for the same period in 2012. The lower effective tax rate for the three months ended March 31, 2012 was primarily due to a $10 million reduction to the uncertain tax liability related to a settlement with the Internal Revenue Service of CenterPoint Energy's consolidated federal income tax returns for tax years 2006 and 2007.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and “Management’s Narrative Analysis of Results of Operations - Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2012 Form 10-K, “Risk Factors” in Item 1A of Part II in this Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal anticipated cash requirements for the remaining nine months of 2013 include approximately $577 million of capital expenditures and $286 million of scheduled principal payments on transition and system restoration bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in the remaining nine months of 2013. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters. There have been no significant regulatory developments that have occurred since our 2012 Form 10-K was filed with the Securities and Exchange Commission (SEC).

Credit Facility.  As of April 18, 2013, we had the following revolving credit facility and utilization of such facility (in millions):

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

Temporary Investments.  As of April 18, 2013, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of April 18, 2013, we had $230 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III), CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) and CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV) as of March 31, 2013. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition and System Restoration Bonds	Total
2013	$—	$—	$—	$286	$286
2014	—	—	—	354	354
2015	—	151	151	372	523
2016	—	—	—	391	391
2017	127	—	127	411	538
2018	—	—	—	434	434
2019	—	—	—	459	459
2020	—	—	—	231	231
2021	102	—	102	211	313
2022	300	—	300	220	520
2023	200	—	200	156	356
2024	—	—	—	161	161
2027	56	—	56	—	56
2033	312	—	312	—	312
2042	500	—	500	—	500
Total	$1,597	$151	$1,748	$3,686	$5,434

As of March 31, 2013, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.2 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,312	183	408	(1)	1,903
Total	$1,414	$183	$559		$2,156
 _________

(1)	Includes $290 million principal amount collateralizing bonds purchased by CenterPoint Energy in January 2010, which may be remarketed.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $3.4 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2013. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

At March 31, 2013, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company	$71
Bond Company II	1,117
Bond Company III	335
Bond Company IV	1,633
Restoration Bond Company	530
Total	$3,686

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

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of April 18, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2013, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of March 31, 2013, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn Energy, Inc. (GenOn) and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG Energy, Inc. and Energy Future Holdings Corp., which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of this Form 10-Q.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Note 8 to our Interim Condensed Financial Statements and “Management’s Narrative Analysis of Results of Operations - Liquidity and Capital Resources - Regulatory Matters,” each of which is incorporated herein by reference. See also “Business - Regulation” and “- Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2012 Form 10-K.

Item 1A. RISK FACTORS

Other than with respect to the updated risk factor set forth below, there have been no material changes from the risk factors disclosed in our 2012 Form 10-K.

A substantial portion of our receivables is concentrated in a small number of retail electric providers (REPs), and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. As of December 31, 2012, we did business with approximately 75 REPs. Adverse economic conditions, structural problems in the market served by the Electric Reliability Council of Texas or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Public Utility Commission of Texas (Texas Utility Commission) regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and thus we remain at risk for payments not made prior to the shift to the provider of last resort or another REP. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of our billed receivables from REPs are from affiliates of NRG Energy, Inc. (NRG) and affiliates of Energy Future Holdings Corp. (Energy Future Holdings). Our aggregate billed receivables balance from REPs as of March 31, 2013 was $172 million.  Approximately 37% and 10% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. In April 2013, Energy Future Holdings publicly disclosed that it had recently engaged in discussions with certain of its creditors with respect to the capital structure of Energy Future Holdings and its affiliates, including the possibility of a restructuring transaction, and although it had not reached agreement on the terms of any change in capital structure, it expected to continue to explore available restructuring alternatives. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments we had received from such REP.

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the three months ended March 31, 2012 and 2013 was 1.53 and 1.39, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: May 8, 2013

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