Form 10-Q
period 2013-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2013-08-08
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of July 18, 2013, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Revenues	$676	$656	$1,207	$1,188

Expenses:
Operation and maintenance	234	248	459	487
Depreciation and amortization	197	186	344	340
Taxes other than income taxes	54	57	106	112
Total	485	491	909	939
Operating Income	191	165	298	249

Other Income (Expense):
Interest and other finance charges	(36)	(23)	(74)	(53)
Interest on transition and system restoration bonds	(38)	(34)	(75)	(69)
Other, net	8	7	17	16
Total	(66)	(50)	(132)	(106)
Income Before Income Taxes	125	115	166	143
Income tax expense	47	42	52	51
Net Income	$78	$73	$114	$92

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31,	June 30,
	2012	2013
Current Assets:
Cash and cash equivalents ($266 and $208 related to VIEs at December 31, 2012 and June 30, 2013, respectively)	$646	$344
Accounts and notes receivable, net ($68 and $89 related to VIEs at December 31, 2012 and June 30, 2013, respectively)	222	301
Accounts and notes receivable—affiliated companies	448	27
Accrued unbilled revenues	80	97
Inventory	94	104
Taxes receivable	7	13
Deferred tax asset	1	1
Other ($54 and $53 related to VIEs at December 31, 2012 and June 30, 2013, respectively)	77	62
Total current assets	1,575	949

Property, Plant and Equipment:
Property, plant and equipment	8,204	8,425
Less accumulated depreciation and amortization	2,839	2,881
Property, plant and equipment, net	5,365	5,544

Other Assets:
Regulatory assets ($3,545 and $3,364 related to VIEs at December 31, 2012 and June 30, 2013, respectively)	3,388	3,206
Notes receivable—affiliated companies	750	750
Other	41	46
Total other assets	4,179	4,002

Total Assets	$11,119	$10,495

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31,	June 30,
	2012	2013
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$447	$417
Current portion of other long-term debt	450	—
Accounts payable	83	87
Accounts and notes payable—affiliated companies	92	177
Taxes accrued	95	54
Interest accrued	87	85
Other	112	115
Total current liabilities	1,366	935
Other Liabilities:
Accumulated deferred income taxes, net	2,097	2,066
Benefit obligations	268	268
Regulatory liabilities	473	497
Notes payable—affiliated companies	151	59
Other	40	43
Total other liabilities	3,029	2,933
Long-term Debt:
VIE transition and system restoration bonds	3,400	3,210
Other	1,595	1,595
Total long-term debt	4,995	4,805

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,231	1,232
Retained earnings	498	590
Total member’s equity	1,729	1,822

Total Liabilities and Member’s Equity	$11,119	$10,495

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash Flows from Operating Activities:
Net income	$114	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344	340
Amortization of deferred financing costs	7	8
Deferred income taxes	(30)	(33)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(102)	(96)
Accounts receivable/payable - affiliated companies	(15)	(19)
Inventory	(7)	(10)
Accounts payable	(21)	4
Taxes receivable	2	(6)
Interest and taxes accrued	17	(43)
Net regulatory assets and liabilities	20	11
Other current assets	3	13
Other current liabilities	(1)	3
Other assets	2	1
Other liabilities	(1)	2
Other, net	1	—
Net cash provided by operating activities	333	267

Cash Flows from Investing Activities:
Capital expenditures	(278)	(325)
Decrease in notes receivable - affiliated companies	1,010	433
Decrease (increase) in restricted cash of transition and system restoration bond companies	(13)	2
Other, net	(20)	(10)
Net cash provided by investing activities	699	100

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,695	—
Payments of long-term debt	(197)	(670)
Dividend to parent	(1,685)	—
Debt issuance costs	(9)	—
Other, net	1	1
Net cash used in financing activities	(195)	(669)

Net Increase (Decrease) in Cash and Cash Equivalents	837	(302)
Cash and Cash Equivalents at Beginning of Period	220	646
Cash and Cash Equivalents at End of Period	$1,057	$344

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$125	$118
Income taxes, net	49	81
Non-cash transactions:
Accounts payable related to capital expenditures	$46	$44

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At June 30, 2013, CenterPoint Houston had five subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC.  The transition and system restoration bond companies, which are classified as variable interest entities, are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these companies are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

Management believes that recently issued accounting standards, which are not yet effective, will not have a material impact on CenterPoint Houston’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in millions)
Interest cost	$4	$4	$8	$7
Expected return on plan assets	(1)	(2)	(3)	(3)
Amortization of loss	—	1	1	2
Amortization of transition obligation	2	1	3	2
Net periodic cost	$5	$4	$9	$8

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2013, of which $2 million and $4 million, respectively, was contributed during the three and six months ended June 30, 2013.

(4)	Regulatory Accounting

As of June 30, 2013, CenterPoint Houston has not recognized an allowed equity return of $533 million because such return will be recognized as it is recovered in rates. During the three months ended June 30, 2012 and 2013, CenterPoint Houston recognized approximately $13 million and $12 million, respectively, of the allowed equity return not previously recognized.   During the six months ended June 30, 2012 and 2013, CenterPoint Houston recognized approximately $21 million and $20 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2012 and June 30, 2013, CenterPoint Houston held Level 1 investments of $51 million and $50 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2012 or June 30, 2013.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2012 or June 30, 2013.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the six months ended June 30, 2013, there were no transfers between levels.

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

	December 31, 2012		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent, of which $92 million is current as of June 30, 2013)	$6,043	$6,636	$5,373	$5,623

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated, and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $433 million and $-0- at December 31, 2012 and June 30, 2013, respectively, which are included in Accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2012 and June 30, 2013, CenterPoint Houston had a $750 million note receivable from its parent.

For information relating to CenterPoint Houston's August 1, 2013 prepayment of a 4% intercompany note payable having a principal amount of approximately $92 million, please see Note 7.

CenterPoint Houston had net interest income related to affiliate borrowings of $4 million for both the three months ended June 30, 2012 and 2013, and $9 million for both the six months ended June 30, 2012 and 2013, included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $35 million and $37 million for the three months ended June 30, 2012 and 2013, respectively, and $72 million and $73 million for the six months ended June 30, 2012 and 2013, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

Sales to affiliates of NRG Energy, Inc. (NRG) in the three months ended June 30, 2012 and 2013 represented approximately $153 million and $148 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. (Energy Future Holdings) in the three months ended June 30, 2012 and 2013 represented approximately $38 million and $37 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to NRG in the six months ended June 30, 2012 and 2013 represented approximately $293 million and $291 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings in the six months ended June 30, 2012 and 2013 represented approximately $74 million and $73 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(7)	Long-term Debt

Revolving Credit Facility. As of December 31, 2012 and June 30, 2013, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	December 31, 2012		June 30, 2013
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate plus 125 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant, limiting debt to 65% of its total capitalization.

Other. At both December 31, 2012 and June 30, 2013, CenterPoint Houston had issued $151 million of first mortgage bonds as collateral for long-term debt of CenterPoint Energy. As of both December 31, 2012 and June 30, 2013, CenterPoint Houston had issued $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

On August 1, 2013, in connection with the redemption of approximately $92 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Energy, CenterPoint Houston prepaid a note payable to its sole member, having an aggregate principal amount of approximately $92 million and bearing interest at an annual rate of 4%, at 101% of the principal amount of the note. As of June 30, 2013, this note payable was included in Accounts and notes payable - affiliated companies on the Condensed Consolidated Balance Sheets. The redeemed pollution control bonds were collateralized by approximately $92 million aggregate principal amount of CenterPoint Houston's first mortgage bonds that were retired on August 1, 2013 in connection with the redemption.

(8)	Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs' claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. The other defendants may seek further review by filing a writ of certiorari with the U.S. Supreme Court. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Houston does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007. In September 2012, the Nevada Supreme Court affirmed the dismissal. In June 2013, the Supreme Court of the United States denied plaintiffs' petition for writ of certiorari and this matter is now concluded.

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

(9)       Income Taxes

The effective tax rate for the three and six months ended June 30, 2013 was 37% and 36%, respectively, compared to 38% and 31% for the same period in 2012. The lower effective tax rate for the six months ended June 30, 2012 was primarily due to a $10 million reduction to the uncertain tax liability related to a settlement with the Internal Revenue Service (IRS) of CenterPoint Energy's consolidated federal income tax returns for tax years 2006 and 2007.

CenterPoint Houston has recognized the financial statement effects of all tax positions when it is more likely than not, based on the technical merits, that the positions would be sustained upon examination. CenterPoint Houston did not have any uncertain tax positions as of June 30, 2013.

CenterPoint Energy's consolidated federal income tax returns have been audited by the IRS and settled through the 2009 tax year. CenterPoint Energy has filed claims for income tax refunds that are pending review by the IRS for tax years 2002, 2003 and 2004. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of June 30, 2013.

On July 9, 2013, CenterPoint Energy received notification that the Joint Committee of Taxation had approved its outstanding tax claims related to the 2002 and 2003 audit cycles. CenterPoint Energy will record the effects of the settlement in the third quarter of 2013.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2012 and the three and six months ended June 30, 2013. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2012 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Debt Matters. In March 2013, we retired $450 million aggregate principal amount of our 5.70% general mortgage bonds at their maturity.

On August 1, 2013, in connection with the redemption of approximately $92 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Energy, we prepaid a note payable to our sole member, having an aggregate principal amount of approximately $92 million and bearing interest at an annual rate of 4%, at 101% of the principal amount of the note.  The redeemed pollution control bonds were collateralized by approximately $92 million aggregate principal amount of our first mortgage bonds that were retired on August 1, 2013 in connection with the redemption.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers (REPs) and our ability to recover our regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (First Quarter Form 10-Q).

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2012 and 2013, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$514	$513	$929	$934
Transition and system restoration bond companies	162	143	278	254
Total revenues	676	656	1,207	1,188
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	232	246	452	484
Depreciation and amortization, excluding transition and system restoration bond companies	75	79	148	158
Taxes other than income taxes	54	57	106	112
Transition and system restoration bond companies	124	109	203	185
Total expenses	485	491	909	939
Operating income	191	165	298	249
Interest and other finance charges	(36)	(23)	(74)	(53)
Interest on transition and system restoration bonds	(38)	(34)	(75)	(69)
Other income, net	8	7	17	16
Income before income taxes	125	115	166	143
Income tax expense	47	42	52	51
Net income	$78	$73	$114	$92

Operating Income:
Electric transmission and distribution utility	$153	$131	$223	$180
Transition and system restoration bond companies (1)	38	34	75	69
Total operating income	$191	$165	$298	$249

Throughput (in gigawatt-hours (GWh)):
Residential	7,917	7,233	12,442	11,791
Total	20,988	20,773	37,532	37,134

Number of metered customers at end of period:
Residential	1,926,459	1,964,338	1,926,459	1,964,338
Total	2,180,731	2,224,036	2,180,731	2,224,036
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

We reported operating income of $165 million for the three months ended June 30, 2013, consisting of $131 million from the regulated electric transmission and distribution utility (TDU) and $34 million related to transition and system restoration bond companies (Bond Companies). For the three months ended June 30, 2012, operating income totaled $191 million, consisting of $153 million from the TDU and $38 million related to Bond Companies. TDU operating income decreased $22 million due to decreased usage ($21 million), primarily due to milder weather, increased depreciation expense ($4 million), increased taxes other than income taxes ($3 million), decreased right-of-way revenues ($3 million) and increased operating and maintenance expenses ($2 million, excluding $12 million of higher transmission costs offset by increased transmission revenue), partially offset by customer growth ($6 million) from the addition of over 43,000 metered customers.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

We reported operating income of $249 million for the six months ended June 30, 2013, consisting of $180 million from the TDU and $69 million related to Bond Companies. For the six months ended June 30, 2012, operating income totaled $298 million, consisting of $223 million from the TDU and $75 million related to Bond Companies. TDU operating income decreased $43 million due to decreased usage ($26 million), primarily due to milder weather, decreased right-of-way revenues ($12 million), increased depreciation expense ($10 million), increased operating and maintenance expenses ($8 million, excluding $24 million of higher transmission costs offset by increased transmission revenue) and increased taxes other than income taxes ($6 million), partially offset by customer growth ($12 million) from the addition of over 43,000 metered customers.

Income Tax Expense. Our effective tax rate for the three and six months ended June 30, 2013 was 37% and 36% compared to 38% and 31% for the same period in 2012. The lower effective tax rate for the six months ended June 30, 2012 was primarily due to a $10 million reduction to the uncertain tax liability related to a settlement with the Internal Revenue Service of CenterPoint Energy's consolidated federal income tax returns for tax years 2006 and 2007.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and “Management’s Narrative Analysis of Results of Operations - Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2012 Form 10-K, “Risk Factors” in Item 1A of Part II in our First Quarter Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal anticipated cash requirements for the remaining six months of 2013 include approximately $402 million of capital expenditures, $228 million of scheduled principal payments on transition and system restoration bonds and the prepayment on August 1, 2013 of an approximately $92 million note payable to our sole member.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in the remaining six months of 2013. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

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

Credit Facility.  As of July 18, 2013, we had the following revolving credit facility and utilization of such facility (in millions):

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

Temporary Investments.  As of July 18, 2013, we had $100 million of external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of July 18, 2013, we had no investments in or borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III), CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) and CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV) as of June 30, 2013. Amounts are expressed in millions.

Year	Third-Party	Affiliate		Sub-Total	Transition and System Restoration Bonds	Total
2013	$—	$—		$—	$228	$228
2014	—	—		—	354	354
2015	—	151	(1)	151	372	523
2016	—	—		—	391	391
2017	127	—		127	411	538
2018	—	—		—	434	434
2019	—	—		—	458	458
2020	—	—		—	231	231
2021	102	—		102	211	313
2022	300	—		300	220	520
2023	200	—		200	156	356
2024	—	—		—	161	161
2027	56	—		56	—	56
2033	312	—		312	—	312
2042	500	—		500	—	500
Total	$1,597	$151		$1,748	$3,627	$5,375
 _________

(1)	Includes approximately $92 million principal amount that was prepaid on August 1, 2013, and is classified as a current note payable as of June 30, 2013.

As of June 30, 2013, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.2 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151	(1)	$253
General Mortgage Bonds	1,312	183	408	(2)	1,903
Total	$1,414	$183	$559		$2,156
 _________

(1)	Includes approximately $92 million principal amount that was retired on August 1, 2013.

(2)	Includes $290 million principal amount collateralizing bonds purchased by CenterPoint Energy in January 2010, which may be remarketed.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $3.5 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2013. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

The following table shows the maturity dates of the $559 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

Year	First Mortgage Bonds		General Mortgage Bonds		Total
2015	$151	(1)	$—		$151
2018	—		50		50
2019	—		200	(2)	200
2020	—		90	(2)	90
2028	—		68		68
Total	$151		$408		$559
____________

(1)	Includes approximately $92 million principal amount that was retired on August 1, 2013, and is classified as a current note payable as of June 30, 2013.

(2)	These mortgage bonds collateralize bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

On August 1, 2013, in connection with the redemption of approximately $92 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Energy, CenterPoint Houston prepaid a note payable to its sole member, having an aggregate principal amount of approximately $92 million and bearing interest at an annual rate of 4%, at 101% of the principal amount of the note.  The redeemed pollution control bonds were collateralized by approximately $92 million aggregate principal amount of CenterPoint Houston's first mortgage bonds that were retired on August 1, 2013 in connection with the redemption.

At June 30, 2013, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company	$71
Bond Company II	1,117
Bond Company III	335
Bond Company IV	1,574
Restoration Bond Company	530
Total	$3,627

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

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of July 18, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2013, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of June 30, 2013, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn Energy, Inc. (GenOn) and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG Energy, Inc. and Energy Future Holdings Corp., which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2012 Form 10-K and First Quarter Form 10-Q.

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2012 and 2013 was 2.07 and 2.10, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: August 8, 2013

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