Form 10-Q
period 2013-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2013-11-08
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of October 18, 2013, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which is incorporated herein by reference, in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Revenues	$748	$745	$1,955	$1,933

Expenses:
Operation and maintenance	233	259	692	746
Depreciation and amortization	219	190	563	530
Taxes other than income taxes	54	57	160	169
Total	506	506	1,415	1,445
Operating Income	242	239	540	488

Other Income (Expense):
Interest and other finance charges	(36)	(24)	(110)	(77)
Interest on transition and system restoration bonds	(37)	(32)	(112)	(101)
Other, net	15	9	32	25
Total	(58)	(47)	(190)	(153)
Income Before Income Taxes	184	192	350	335
Income tax expense	46	66	98	117
Net Income	$138	$126	$252	$218

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2012	September 30, 2013
Current Assets:
Cash and cash equivalents ($266 and $154 related to VIEs at December 31, 2012 and September 30, 2013, respectively)	$646	$198
Accounts and notes receivable, net ($68 and $77 related to VIEs at December 31, 2012 and September 30, 2013, respectively)	222	294
Accounts and notes receivable—affiliated companies	448	86
Accrued unbilled revenues	80	92
Inventory	94	103
Taxes receivable	7	—
Deferred tax asset	1	—
Other ($54 and $44 related to VIEs at December 31, 2012 and September 30, 2013, respectively)	77	57
Total current assets	1,575	830

Property, Plant and Equipment:
Property, plant and equipment	8,204	8,578
Less accumulated depreciation and amortization	2,839	2,919
Property, plant and equipment, net	5,365	5,659

Other Assets:
Regulatory assets ($3,545 and $3,253 related to VIEs at December 31, 2012 and September 30, 2013, respectively)	3,388	3,100
Notes receivable—affiliated companies	750	750
Other	41	26
Total other assets	4,179	3,876

Total Assets	$11,119	$10,365

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2012	September 30, 2013
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$447	$353
Current portion of other long-term debt	450	—
Accounts payable	83	100
Accounts and notes payable—affiliated companies	92	121
Taxes accrued	95	109
Interest accrued	87	40
Other	112	95
Total current liabilities	1,366	818
Other Liabilities:
Accumulated deferred income taxes, net	2,097	2,058
Benefit obligations	268	267
Regulatory liabilities	473	515
Notes payable—affiliated companies	151	—
Other	40	58
Total other liabilities	3,029	2,898
Long-term Debt:
VIE transition and system restoration bonds	3,400	3,106
Other	1,595	1,595
Total long-term debt	4,995	4,701

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,231	1,232
Retained earnings	498	716
Total member’s equity	1,729	1,948

Total Liabilities and Member’s Equity	$11,119	$10,365

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash Flows from Operating Activities:
Net income	$252	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	563	530
Amortization of deferred financing costs	10	12
Deferred income taxes	(36)	(48)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(119)	(84)
Accounts receivable/payable - affiliated companies	1	(37)
Inventory	(11)	(9)
Accounts payable	(23)	10
Taxes receivable	2	7
Interest and taxes accrued	(63)	(33)
Net regulatory assets and liabilities	25	21
Other current assets	10	10
Other current liabilities	(1)	(17)
Other assets	3	3
Other liabilities	(1)	21
Other, net	(2)	—
Net cash provided by operating activities	610	604

Cash Flows from Investing Activities:
Capital expenditures	(429)	(508)
Decrease in notes receivable - affiliated companies	746	369
Decrease (increase) in restricted cash of transition and system restoration bond companies	(12)	13
Other, net	(9)	4
Net cash provided by (used in) investing activities	296	(122)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,495	—
Payments of long-term debt	(1,153)	(838)
Decrease in short-term notes payable - affiliated companies	—	(92)
Dividend to parent	(1,685)	—
Cash paid for debt retirement	(69)	—
Debt issuance costs	(16)	(1)
Other, net	1	1
Net cash used in financing activities	(427)	(930)

Net Increase (Decrease) in Cash and Cash Equivalents	479	(448)
Cash and Cash Equivalents at Beginning of Period	220	646
Cash and Cash Equivalents at End of Period	$699	$198

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$265	$221
Income taxes, net	126	108
Non-cash transactions:
Accounts payable related to capital expenditures	$42	$51

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At September 30, 2013, CenterPoint Houston had five subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC.  The transition and system restoration bond companies, which are classified as variable interest entities, are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these companies are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in millions)
Interest cost	$4	$3	$12	$10
Expected return on plan assets	(2)	(2)	(5)	(5)
Amortization of loss	1	1	2	3
Amortization of transition obligation	2	2	5	4
Net periodic cost	$5	$4	$14	$12

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2013, of which $2 million and $6 million, respectively, was contributed during the three and nine months ended September 30, 2013.

(4)	Regulatory Accounting

As of September 30, 2013, CenterPoint Houston has not recognized an allowed equity return of $518 million because such return will be recognized as it is recovered in rates. During the three months ended September 30, 2012 and 2013, CenterPoint Houston recognized approximately $16 million and $15 million, respectively, of the allowed equity return not previously recognized.   During the nine months ended September 30, 2012 and 2013, CenterPoint Houston recognized approximately $37 million and $35 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2012 and September 30, 2013, CenterPoint Houston held Level 1 investments of $51 million and $41 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2012 or September 30, 2013.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2012 or September 30, 2013.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the nine months ended September 30, 2013, there were no transfers between levels.

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

	December 31, 2012		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $59 million of long-term notes payable to parent, which is current as of September 30, 2013)	$6,043	$6,636	$5,113	$5,373

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated, and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $433 million and $64 million at December 31, 2012 and September 30, 2013, respectively, which are included in Accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2012 and September 30, 2013, CenterPoint Houston had a $750 million note receivable from its parent.

For information relating to CenterPoint Houston's August 1, 2013 prepayment of a 4% intercompany note payable having a principal amount of approximately $92 million and CenterPoint Houston's October 15, 2013 prepayment of a 4% intercompany note payable having a principal amount of approximately $59 million, please see Note 7.

CenterPoint Houston had net interest income related to affiliate borrowings of $5 million for both the three months ended September 30, 2012 and 2013, and $14 million for both the nine months ended September 30, 2012 and 2013, included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $33 million and $36 million for the three months ended September 30, 2012 and 2013, respectively, and $105 million and $109 million for the nine months ended September 30, 2012 and 2013, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

Sales to affiliates of NRG Energy, Inc. (NRG) in the three months ended September 30, 2012 and 2013 represented approximately $196 million and $202 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. (Energy Future Holdings) in the three months ended September 30, 2012 and 2013 represented approximately $49 million and $52 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the nine months ended September 30, 2012 and 2013 represented approximately $488 million and $494 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings in the nine months ended September 30, 2012 and 2013 represented approximately $123 million and $125 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(7)	Long-term Debt

Revolving Credit Facility. As of December 31, 2012 and September 30, 2013, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	December 31, 2012		September 30, 2013
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2018, can be drawn at the London Interbank Offered Rate plus 125 basis points based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston's consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of its total capitalization.

Other. At December 31, 2012 and September 30, 2013, CenterPoint Houston had issued $151 million and $59 million, respectively, of first mortgage bonds as collateral for long-term debt of CenterPoint Energy. As of both December 31, 2012 and September 30, 2013, CenterPoint Houston had issued $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

On October 15, 2013, in connection with the redemption of approximately $59 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Energy, CenterPoint Houston prepaid a note payable to its sole member, having an aggregate principal amount of approximately $59 million and bearing interest at an annual rate of 4%, at 101% of the principal amount of the note. As of September 30, 2013, this note payable was included in Accounts and notes payable - affiliated companies on the Condensed Consolidated Balance Sheets. The redeemed pollution control bonds were collateralized by approximately $59 million aggregate principal amount of CenterPoint Houston's first mortgage bonds that were retired on October 15, 2013 in connection with the redemption.

(8)	Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guarantee arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Houston does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

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

Other Environmental. From time to time, CenterPoint Houston identifies the presence of environmental contaminants on property where it conducts or has conducted operations.  Other such sites involving contaminants may be identified in the future.  CenterPoint Houston has and expects to continue to remediate identified sites consistent with its legal obligations. From time to time CenterPoint Houston has received notices from regulatory authorities or others regarding its status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, CenterPoint Houston has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, CenterPoint Houston does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(9)       Income Taxes

The effective tax rate for the three and nine months ended September 30, 2013 was 34% and 35%, respectively, compared to 25% and 28%, respectively, for the same periods in 2012. The higher effective tax rate for both the three and nine months ended September 30, 2013 was primarily due to the favorable tax adjustments, including the re-measurement of certain unrecognized tax benefits, of $17 million and $25 million, respectively, for the same periods in 2012 related to CenterPoint Energy’s Internal Revenue Service (IRS) settlement of tax years 2006 through 2009. In addition, CenterPoint Houston recognized a tax benefit of $5 million based on the settlement of outstanding tax claims for the 2002 and 2003 audit cycles in 2013.

CenterPoint Houston has recognized the financial statement effects of all tax positions when it is more likely than not, based on the technical merits, that the positions would be sustained upon examination. CenterPoint Houston did not have any uncertain tax positions as of September 30, 2013.

CenterPoint Energy’s consolidated federal income tax returns have been audited by the IRS and settled through the 2009 tax year. On July 9, 2013, CenterPoint Energy received notification that the Joint Committee of Taxation had approved its outstanding tax claims related to the 2002 and 2003 audit cycles. As a result, CenterPoint Houston recorded the settlement of all unrecognized tax expenses for these periods during the three months ended September 30, 2013. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of September 30, 2013.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2013. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2012 Form 10-K.

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

On September 9, 2013, our revolving credit facility was amended to extend the scheduled termination date from September 9, 2016 to September 9, 2018.
On October 15, 2013, in connection with the redemption of approximately $59 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Energy, we prepaid a note payable to our sole member, having an aggregate principal amount of approximately $59 million and bearing interest at an annual rate of 4%, at 101% of the principal amount of the note. The redeemed pollution control bonds were collateralized by approximately $59 million aggregate principal amount of CenterPoint Houston's first mortgage bonds that were retired on October 15, 2013 in connection with the redemption.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers (REPs) and our ability to recover our regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K, in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (First Quarter Form 10-Q) and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2012 and 2013, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$563	$600	$1,492	$1,534
Transition and system restoration bond companies	185	145	463	399
Total revenues	748	745	1,955	1,933
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	228	256	680	740
Depreciation and amortization, excluding transition and system restoration bond companies	76	80	224	238
Taxes other than income taxes	54	57	160	169
Transition and system restoration bond companies	148	113	351	298
Total expenses	506	506	1,415	1,445
Operating income	242	239	540	488
Interest and other finance charges	(36)	(24)	(110)	(77)
Interest on transition and system restoration bonds	(37)	(32)	(112)	(101)
Other income, net	15	9	32	25
Income before income taxes	184	192	350	335
Income tax expense	46	66	98	117
Net income	$138	$126	$252	$218

Operating Income:
Electric transmission and distribution utility	$205	$207	$428	$387
Transition and system restoration bond companies (1)	37	32	112	101
Total operating income	$242	$239	$540	$488

Throughput (in gigawatt-hours (GWh)):
Residential	9,524	9,945	21,967	21,736
Total	23,753	24,410	61,284	61,544

Number of metered customers at end of period:
Residential	1,934,078	1,973,270	1,934,078	1,973,270
Total	2,189,796	2,234,041	2,189,796	2,234,041
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

We reported operating income of $239 million for the three months ended September 30, 2013, consisting of $207 million from the regulated electric transmission and distribution utility (TDU) and $32 million related to transition and system restoration bond companies (Bond Companies). For the three months ended September 30, 2012, operating income totaled $242 million, consisting of $205 million from the TDU and $37 million related to Bond Companies. TDU operating income increased $2 million due to customer growth ($8 million) from the addition of over 44,000 new customers and increased usage ($6 million), primarily due to favorable weather, partially offset by increased operating and maintenance expenses ($9 million, excluding $19 million of higher transmission costs largely offset by increased transmission revenue), increased taxes other than income taxes ($3 million) and increased depreciation expense ($2 million, excluding $2 million from increased investment in an advanced metering system (AMS) offset by the related revenues).

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

We reported operating income of $488 million for the nine months ended September 30, 2013, consisting of $387 million from the TDU and $101 million related to Bond Companies. For the nine months ended September 30, 2012, operating income totaled $540 million, consisting of $428 million from the TDU and $112 million related to Bond Companies. TDU operating income decreased $41 million due to decreased usage ($20 million), primarily due to milder weather, increased operating and maintenance expenses ($17 million, excluding $43 million of higher transmission costs largely offset by increased transmission revenue), decreased right-of-way revenues ($14 million), increased taxes other than income taxes ($9 million) and increased depreciation ($7 million, excluding $7 million from increased investment in AMS offset by the related revenues), partially offset by customer growth ($19 million) from the addition of over 44,000 new customers.

Income Tax Expense. Our effective tax rate for the three and nine months ended September 30, 2013 was 34% and 35%, respectively, compared to 25% and 28% for the same periods in 2012. The higher effective tax rate for both the three and nine months ended September 30, 2013 was primarily due to the favorable tax adjustments, including the re-measurement of certain unrecognized tax benefits, of $17 million and $25 million, respectively, for the same periods in 2012 related to CenterPoint Energy’s Internal Revenue Service (IRS) settlement of tax years 2006 through 2009. In addition, CenterPoint Houston recognized a tax benefit of $5 million based on the settlement of outstanding tax claims for the 2002 and 2003 audit cycles in 2013.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and “Management’s Narrative Analysis of Results of Operations - Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2012 Form 10-K, “Risk Factors” in Item 1A of Part II in our First Quarter Form 10-Q and in Item 1A of Part II of this Quarterly Report on Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal anticipated cash requirements for the remaining three months of 2013 include approximately $212 million of capital expenditures, $59 million of scheduled principal payments on transition and system restoration bonds and the prepayment on October 15, 2013 of an approximately $59 million note payable to our sole member.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in the remaining three months of 2013. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters. Significant regulatory developments that have occurred since our 2012 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. We appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas. In October 2010, the district court upheld the Texas Utility Commission’s decision. In February 2011, we appealed the district court’s judgment to the Texas Third Court of Appeals at Austin, Texas. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision and the Texas Utility Commission appealed that decision to the Texas Supreme

Court in October 2013. Similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to our 2009, 2010 and 2011 (only through August 2011) energy efficiency programs were also appealed. These subsequent cases have been abated pending the final outcome of the 2008 bonus appeal. Starting September 2011, our energy efficiency programs have no longer been funded pursuant to the terms of the prior settlement, and no further performance bonus disallowances are expected.

Credit Facility.  As of October 18, 2013, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2018
_________

(1)	Represents outstanding letters of credit.

Our $300 million revolving credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 125 basis points based on our current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization.

Borrowings under our revolving credit facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under our revolving credit facility are subject to acceleration upon the occurrence of events of default that we consider customary.  The revolving credit facility also provides for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In our revolving credit facility, the borrowing spread to LIBOR and the commitment fees fluctuate based on our credit rating. We are currently in compliance with the various business and financial covenants contained in our revolving credit facility.

On September 9, 2013, our revolving credit facility was amended to extend the scheduled termination date from September 9, 2016 to September 9, 2018.

Securities Registered with the SEC. We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our general mortgage bonds.

Temporary Investments.  As of October 18, 2013, we had temporary investments in money market funds of $78 million.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of October 18, 2013, we had $12 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III), CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) and CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV) as of September 30, 2013. Amounts are expressed in millions.

Year	Third-Party	Affiliate		Sub-Total	Transition and System Restoration Bonds	Total
2013	$—	$—		$—	$59	$59
2014	—	—		—	354	354
2015	—	59	(1)	59	372	431
2016	—	—		—	391	391
2017	127	—		127	411	538
2018	—	—		—	434	434
2019	—	—		—	459	459
2020	—	—		—	231	231
2021	102	—		102	211	313
2022	300	—		300	220	520
2023	200	—		200	156	356
2024	—	—		—	161	161
2027	56	—		56	—	56
2033	312	—		312	—	312
2042	500	—		500	—	500
Total	$1,597	$59		$1,656	$3,459	$5,115
 _________

(1)	Includes approximately $59 million principal amount that was prepaid on October 15, 2013, and is classified as a current note payable as of September 30, 2013.

As of September 30, 2013, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$59	(1)	$161
General Mortgage Bonds	1,312	183	408	(2)	1,903
Total	$1,414	$183	$467		$2,064
 _________

(1)	Includes approximately $59 million principal amount that was retired on October 15, 2013.

(2)	Includes $290 million principal amount collateralizing bonds purchased by CenterPoint Energy in January 2010, which may be remarketed.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $3.7 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2013. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

The following table shows the maturity dates of the $467 million of general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

Year	First Mortgage Bonds		General Mortgage Bonds		Total
2015	$59	(1)	$—		$59
2018	—		50		50
2019	—		200	(2)	200
2020	—		90	(2)	90
2028	—		68		68
Total	$59		$408		$467
____________

(1)	Includes approximately $59 million principal amount that was retired on October 15, 2013, and is classified as a current note payable as of September 30, 2013.

(2)	These mortgage bonds collateralize bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

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

On October 15, 2013, in connection with the redemption of approximately $59 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Energy, we prepaid a note payable to our sole member, having an aggregate principal amount of approximately $59 million and bearing interest at an annual rate of 4%, at 101% of the principal amount of the note. The redeemed pollution control bonds were collateralized by approximately $59 million aggregate principal amount of our first mortgage bonds that were retired on October 15, 2013 in connection with the redemption.

At September 30, 2013, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company II	$1,057
Bond Company III	318
Bond Company IV	1,574
Restoration Bond Company	510
Total	$3,459

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

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of October 18, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A2	Stable	A	Stable	A	Stable
____________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2013, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of September 30, 2013, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

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

•
various other risks identified in “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K, in Item 1A of Part II of our First Quarter Form 10-Q and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. Our revolving credit facility limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization. Additionally, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to our customers. As of September 30, 2013, we did business with approximately 74 REPs. Adverse economic conditions, structural problems in the market served by the Electric Reliability Council of Texas or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Public Utility Commission of Texas (Texas Utility Commission) regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and we thus remain at risk for payments not made prior to the shift to the provider of last resort or another REP. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of our billed receivables from REPs are from affiliates of NRG Energy, Inc. (NRG) and affiliates of Energy Future Holdings Corp. (Energy Future Holdings). Our aggregate billed receivables balance from REPs as of September 30, 2013 was $229 million. Approximately 41% and 7% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. In the fourth quarter of 2013, Energy Future Holdings publicly disclosed that it had engaged in discussions with certain of its creditors with respect to the capital structure of Energy Future Holdings and its affiliates, including the possibility of a restructuring transaction in bankruptcy. The disclosures do not make clear whether those discussions included or addressed the capital structure of affiliates of Energy Future Holdings that are REPs. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments we had received from such REP.

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2012 and 2013 was 2.52 and 2.77, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
4.2	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2013	1-3187	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ WALTER L. FITZGERALD
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: November 8, 2013

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
4.2	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2013	1-3187	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document