Form 10-K
period 2013-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2014-03-11
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates as of June 30, 2013: None

i

We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2013, 2012 and 2011.

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

We have based our forward-looking statements on our management’s beliefs and assumptions based on information reasonably available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

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

ERCOT Market Framework

We are a member of ERCOT. Within ERCOT, prices for wholesale generation and retail electric sales are unregulated, but services provided by transmission and distribution companies are regulated by the Texas Utility Commission. ERCOT serves as the regional reliability coordinating council for member electric power systems in most of Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market included available generating capacity of over 74,000 megawatts (MW) at December 31, 2013. Currently, there are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

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

Restructuring of the Texas Electric Market

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law). Pursuant to that legislation, integrated electric utilities operating within ERCOT were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation provided for a transition period to move to the new market structure and provided a mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs were recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge as a rider to the utility's tariff. Our integrated utility business was restructured in accordance with the Texas electric restructuring law and its generating stations were sold to third parties. Ultimately we were authorized to recover a total of approximately $5 billion in stranded costs, other charges and related interest. Most of that amount was recovered through the issuance of transition bonds by our special purpose subsidiaries. The transition bonds are repaid through charges imposed on customers in our service territory. As of December 31, 2013, approximately $2.9 billion aggregate principal amount of transition bonds were outstanding.

Customers

We serve nearly all of the Houston/Galveston metropolitan area. At December 31, 2013, our customers consisted of approximately 70 REPs, which sell electricity to over two million metered customers in our certificated service area, and municipalities, electric cooperatives and other distribution companies located outside our certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission.

Sales to REPs that are affiliates of NRG Energy, Inc. (NRG) represented approximately 38%, 39% and 36% of our transmission and distribution revenues in 2013, 2012 and 2011, respectively.  Sales to REPs that are affiliates of Energy Future Holdings Corp. (Energy Future Holdings) represented approximately 10%, 10% and 11% of our transmission and distribution revenues in 2013, 2012 and 2011, respectively.  Sales to REPs that are affiliates of Just Energy Group, Inc. (Just Energy Group) represented approximately 7%, 6% and 5% of our transmission and distribution revenues in 2013, 2012 and 2011, respectively. Our aggregate billed receivables balance from REPs as of December 31, 2013 was $172 million.  Approximately 38%, 8% and 8% of this amount was owed by affiliates of NRG, Just Energy Group and Energy Future Holdings, respectively. We do not have long-term contracts with any of our customers. We operate using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In May 2012, we substantially completed the deployment of an advanced metering system (AMS), having installed approximately 2.2 million smart meters. This technology should encourage greater energy conservation by giving Houston-area electric consumers the ability to better monitor and manage their electric use and its cost in near real time. To recover the cost of the AMS, the Texas Utility Commission approved a monthly surcharge payable by REPs, initially over 12 years.  For the first 24 months, which began in February 2009, the surcharge for residential customers was $3.24 per month.  Beginning in February 2011, the surcharge was reduced to $3.05 per month.  In September 2011, the surcharge duration was reduced from 12 years to approximately six years for residential customers and approximately eight years for commercial customers. The surcharge amounts and duration are subject to adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.

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

In October 2009, the U.S. Department of Energy (DOE) selected us for a $200 million grant to help fund our AMS and IG projects. We received substantially all of the $200 million of grant funding from the DOE by 2011 and used $150 million of it to accelerate completion of our deployment of advanced meters to 2012, instead of 2014 as originally scheduled. We estimate that capital expenditures of approximately $660 million for the installation of the advanced meters and corresponding communication and data management systems were incurred over the advanced meter deployment period. We are using the other $50 million from the grant for an initial deployment of an IG that covers approximately 12% of our service territory. This initial deployment is expected to be completed in 2014. It is expected that the capital portion of the IG project subject to partial funding by the DOE will cost approximately $140 million.

Competition

There are no other electric transmission and distribution utilities in our service area. In order for another provider of transmission and distribution services to provide such services in our territory, it would be required to obtain a certificate of convenience and necessity from the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in our service area at this time. Distributed generation (i.e., power generation located at or near the point of consumption) could result in a reduction of demand for our electric distribution services but has not been a significant factor to date.

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

As of December 31, 2013, we had approximately $1.9 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including $408 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $183 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2013, we had approximately $102 million aggregate principal amount of first mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $3.9 billion of additional general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2013. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines — Overhead.  As of December 31, 2013, we owned 28,113 pole miles of overhead distribution lines and 3,703 circuit miles of overhead transmission lines, including 355 circuit miles operated at 69,000 volts, 2,132 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines — Underground.  As of December 31, 2013, we owned 21,763 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2013, we owned 234 major substation sites having a total installed rated transformer capacity of 54,931 megavolt amperes.

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

Our distribution rates charged to REPs for residential customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are primarily based on peak demand. All REPs in our service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an energy efficiency cost recovery charge, a surcharge related to the implementation of AMS and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services.

For a discussion of certain of our ongoing regulatory proceedings, see “Management's Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report, which discussion is incorporated herein by reference.

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

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to, among other activities:

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

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane. The United States Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Following a finding by the U.S. Environmental Protection Agency (EPA) that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act. One requires a reduction in emissions of GHGs from motor vehicles beginning January 2, 2011.  The other regulates emissions of GHGs from certain large stationary sources under the Clean Air Act's Prevention of Significant Deterioration and Title V programs, commencing when the motor vehicle standards took effect on January 2, 2011. Also, the EPA adopted its “Mandatory Reporting of Greenhouse Gases Rule” that requires the annual calculation and reporting of GHG emissions from natural gas transmission, gathering, processing and distribution systems and electric distribution systems that emit 25,000 metric tons or more of CO2 equivalent per year.  These additional reporting requirements began in 2012 and we are currently in compliance. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

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

Air Emissions

Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.  We believe, however, that our operations will not be materially adversely affected by such requirements.

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

Liability for Preexisting Conditions

Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including us, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or us, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or us. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to a company which is now an affiliate of NRG.  Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, we or CenterPoint Energy, as appropriate, intend to continue vigorously contesting claims that we do not consider to have merit and we do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

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

EMPLOYEES

As of December 31, 2013, we had 2,629 full-time employees, of which approximately 49% were covered by collective bargaining agreements.

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

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. As of December 31, 2013, we did business with approximately 70 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another provider or a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and thus we remain at risk for payments not made prior to the shift to another provider or the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of our billed receivables from REPs are from affiliates of NRG, Just Energy Group and Energy Future Holdings. Our aggregate billed receivables balance from REPs as of December 31, 2013 was $172 million. Approximately 38%, 8% and 8% of this amount was owed by affiliates of NRG, Just Energy Group and Energy Future Holdings, respectively. In the fourth quarter of 2013, Energy Future Holdings publicly disclosed that it had engaged in discussions with certain of its creditors with respect to the capital structure of Energy Future Holdings and its affiliates, including the possibility of a restructuring transaction in bankruptcy. The disclosures do not make clear whether those discussions included or addressed the capital structure of affiliates of Energy Future Holdings that are REPs. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments we had received from such REP.

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
We have deployed an AMS throughout our service territory. The deployment consisted, among other elements, of replacing existing meters with new electronic meters that record metering data at 15-minute intervals and wirelessly communicate that information to us over a bi-directional communications system installed for that purpose. The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers' premises, such as monthly readings for billing purposes and special readings associated with a customer's change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, changes in technology, cyber-security issues and factors outside our control, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Risk Factors Associated with Our Consolidated Financial Condition

If we are unable to arrange future financings on acceptable terms, our ability to refinance existing indebtedness could be limited.

As of December 31, 2013, we had $5.0 billion of outstanding indebtedness on a consolidated basis, which includes $3.4 billion of non-recourse transition and system restoration bonds. As of December 31, 2013, principal repayments through 2016 are limited to scheduled principal repayments on transition and system restoration bonds of approximately $1.1 billion, for which dedicated revenue streams exist. Our future financing activities may be significantly affected by, among other things:

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

As of December 31, 2013, we had approximately $1.9 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including $408 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $183 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2013, we had approximately $102 million aggregate principal amount of first mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $3.9 billion of additional general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2013. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of December 31, 2013, CenterPoint Energy and its subsidiaries other than us have approximately $593 million principal amount of debt required to be paid through 2016.  If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness and liquidity could be adversely affected.  In addition, CenterPoint Energy or its other subsidiaries or affiliates may from time to time acquire or dispose of assets or businesses or enter into joint ventures or other transactions that could adversely impact the credit capacity, credit ratings or liquidity of CenterPoint Energy or its other subsidiaries or affiliates, which, as a result, could adversely impact our credit ratings and liquidity. Also, from time to time we and other affiliates invest in or borrow funds from the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.

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
We are subject to cyber-security risks related to breaches in the systems and technology that we use (i) to manage our operations and other business processes and (ii) to protect sensitive information maintained in the normal course of our business. The operation of our electric transmission and distribution system is dependent on not only physical interconnection of our facilities, but also on communications among the various components of our system.  As we deploy smart meters and the intelligent grid, reliance on communication between and among those components increases.  Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability to deliver electricity and control these assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt our operations and critical business functions, adversely affect our reputation, and subject us to possible legal claims and liability, any of which could have a material adverse affect on our results of operations, financial condition and cash flows. In addition, our electrical distribution and transmission facilities may be targets of terrorist activities that could disrupt our ability to conduct our business and have a material adverse effect on our results of operations, financial condition and cash flows.
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

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. In addition, the EPA expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.

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

In 2013, 2012 and 2011, we paid dividends of $766 million, $1.7 billion and $-0- on our common shares to Utility Holding, LLC.

Our revolving credit facility contains a financial covenant which limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization.  This covenant could restrict our ability to distribute dividends.

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

Performance of our business is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis.  The Houston area experienced extremely hot and dry weather during 2011.  In 2012, we experienced a return to more normal weather in the summer months. In 2013, we experienced a colder than normal spring and very cold weather in November and December in Houston. In recent years, customers have typically reduced their energy consumption, and reduced consumption can adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the area we serve, the trend toward lower usage has slowed. In our service area, we have benefited from growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this trend will continue as the region's economies resume typical growth. The profitability of our business is influenced significantly by the regulatory treatment we receive from the state and local regulators who set our electric distribution rates.

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

Significant Events

Intercompany Transactions

In December 2013, we received a $750 million debt repayment from our sole member. Proceeds, together with cash on hand, were used in December 2013 to pay a distribution to our sole member of approximately $766 million. Excluding transition and system restoration bonds for which a dedicated revenue stream exists, our total debt at December 31, 2013 was approximately 56% of our total capitalization.

Debt Financing Transactions

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

Approximately $44 million aggregate principal amount of pollution control bonds issued on our behalf were redeemed on March 3, 2014 at 101% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by our general mortgage bonds.

Approximately $56 million aggregate principal amount of pollution control bonds issued on our behalf were purchased by us on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds initially had an interest rate of 5.60% prior to our purchase but a variable rate thereafter. The bonds mature in 2027 and are collateralized by our general mortgage bonds. The purchased pollution control bonds may be remarketed.

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

The following table sets forth selected financial data for the years ended December 31, 2013, 2012 and 2011, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2013	2012	2011
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$2,070	$1,949	$1,893
Transition and system restoration bond companies	507	591	444
Total Revenues	2,577	2,540	2,337
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	1,045	942	908
Depreciation and amortization, excluding transition and system restoration bond companies	319	301	279
Taxes other than income taxes	225	214	210
Transition and system restoration bond companies	374	444	317
Total Expenses	1,963	1,901	1,714
Operating Income	614	639	623
Interest and other finance charges	(99)	(141)	(150)
Interest on transition and system restoration bonds	(133)	(147)	(127)
Return on True-Up Balance	—	—	352
Other income, net	33	41	38
Income Before Income Taxes and Extraordinary Item	415	392	736
Income Tax Expense	146	113	248
Income Before Extraordinary Item	269	279	488
Extraordinary Item, net of tax	—	—	598
Net Income	$269	$279	$1,086

Throughput (in gigawatt-hours (GWh)):
Residential	27,485	27,315	28,511
Total	79,985	78,593	80,013

Number of metered customers at end of period:
Residential	1,982,699	1,943,423	1,904,818
Total	2,244,289	2,199,764	2,155,710

2013 Compared to 2012.  We reported operating income of $614 million for 2013, consisting of $481 million from our regulated electric transmission and distribution utility operations (TDU) and $133 million related to transition and system restoration bond companies. For 2012, operating income totaled $639 million, consisting of $492 million from the TDU and $147 million related to transition and system restoration bond companies. TDU operating income decreased $11 million due to decreased usage ($6 million), primarily due to unfavorable weather, increased taxes other than income taxes ($11 million), increased depreciation ($10 million, excluding $8 million from increased investment in AMS offset by the related revenues), increased labor and benefits costs ($7 million), increased contracts and services ($4 million), increased support services ($4 million) and increased insurance costs ($3 million), partially offset by customer growth ($26 million) from the addition of over 44,000 new customers and higher transmission-related revenues net of the costs billed by transmission providers ($9 million).

Income Tax Expense.  We reported an effective tax rate of 35.2% for 2013 compared to 28.8% for the same period in 2012. Our effective tax rate for 2013 increased by 6.4% as compared to the prior period primarily due to the tax benefits associated with the release of income tax reserves. We recognized a tax benefit of $5 million based on the settlement with the IRS of outstanding tax claims for the 2002 and 2003 audit cycles in 2013 and a tax benefit of $26 million related to the release of certain tax reserves due to its settlements with the Internal Revenue Service (IRS) in 2012.

2012 Compared to 2011.  We reported operating income of $639 million for 2012, consisting of $492 million from our TDU and $147 million related to transition and system restoration bond companies. For 2011, operating income totaled $623 million, consisting of $496 million from the TDU and $127 million related to transition and system restoration bond companies. TDU operating income decreased $4 million due to decreased usage ($54 million), primarily due to a return to more normal summer weather when compared to the previous year, and the impact of the 2010 rate case implemented in September 2011 ($34 million), partially offset by higher equity returns ($28 million) primarily related to true-up proceeds, increased miscellaneous revenues ($24 million), primarily from right-of-way easement grants, customer growth ($24 million) from the addition of over 44,000 new customers and decreased labor and benefits costs ($6 million).

Income Tax Expense.  We reported an effective tax rate of 28.8% for 2012 compared to 33.7% for the same period in 2011. The decrease in our effective tax rate of 4.9% is due to favorable tax adjustments in 2012, including the re-measurement of certain unrecognized tax benefits of $26 million related to the IRS settlement of tax years 2006 through 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our principal anticipated cash requirements during 2014 include capital expenditures of approximately $781 million, scheduled principal payments on transition and system restoration bonds of $354 million and March 2014 payments aggregating $101 million in connection with the purchase and redemption of pollution control bonds.

We expect that anticipated 2014 cash needs will be met with borrowings under our credit facility, proceeds from the issuance of general mortgage bonds, anticipated cash flows from operations and intercompany borrowings. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2013 and estimates of our capital expenditures for 2014 through 2018 (in millions):

2013	$759
2014	781
2015	833
2016	718
2017	655
2018	666

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations. These capital expenditures are anticipated to maintain reliability and safety.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2014	2015-2016	2017-2018	2019 and thereafter
Transition and system restoration bond debt (1)	$3,400	$354	$763	$845	$1,438
Other long-term debt	1,594	—	—	127	1,467
Interest payments - transition and system restoration bond debt (1) (2)	594	119	203	146	126
Interest payments - other long-term debt (2)	1,244	75	150	145	874
Capital leases	1	—	—	—	1
Benefit obligations (3)	—	—	—	—	—
Total contractual cash obligations	$6,833	$548	$1,116	$1,263	$3,906
       ____________

(1)	Transition and system restoration charges are adjusted at least annually to cover debt service on the transition and system restoration bonds.

(2)
We calculated estimated interest payments for long-term fixed-rate debt and term debt based on the applicable rates and payment dates. We typically expect to satisfy such interest payment obligations with cash flows from operations and short-term borrowings.

(3)
We expect to contribute approximately $7 million to our postretirement benefits plan in 2014 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

Off-Balance Sheet Arrangements

Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. We appealed the denial of the full 2008 performance bonus. Similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to our 2009, 2010 and 2011 (only through August 2011) energy efficiency programs were also appealed. These subsequent cases were abated pending the final outcome of the 2008 bonus appeal. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision disallowing such bonuses and the Texas Utility Commission appealed that decision to the Texas Supreme Court in October 2013. In January 2014, the Texas Supreme Court denied the Texas Utility Commission's appeal. Our energy efficiency programs are no longer funded pursuant to the terms of the prior settlement, and no additional performance bonus disallowances are expected.

In December 2013, we filed an application at the Texas Utility Commission seeking (i) to reconcile approximately $473 million in Advanced Metering System costs incurred during the time period April 1, 2010 through September 30, 2013 and currently in rates, and (ii) approval to amend the surcharge recovery period to account for the reconciled costs through September 30, 2013 as well as to recover costs expected to be incurred after September 30, 2013. A decision by the Texas Utility Commission is expected later this year.

Other Matters

Credit Facility

As of February 14, 2014, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized at February 14, 2014		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2018
_________

(1)	Represents outstanding letters of credit.

Our $300 million revolving credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 112.5 basis points based on our current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization.

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

Securities Registered with the SEC

We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our general mortgage bonds.

Temporary Investments

As of February 14, 2014, we had no external temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of February 14, 2013, we had $135 million borrowed from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our four special purpose subsidiaries that have issued transition and system restoration bonds.

As of December 31, 2013, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.0 billion, of which $408 million collateralized debt of CenterPoint Energy and is not reflected in our consolidated financial statements because of the contingent nature of the obligations. As of December 31, 2013, CenterPoint Energy held $290 million of the collateralized bonds for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $3.9 billion of additional general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2013. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At December 31, 2013, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company II	$1,057
Bond Company III	318
Restoration Bond Company	510
Bond Company IV	1,515
Total	$3,400

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of February 14, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A1	Stable	A	Stable	A	Stable
____________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer's rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2013, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults

Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of December 31, 2013, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

Collection of Receivables from REPs

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect our cash flows. In the event of a REP's default, our tariff provides a number of remedies, including our option to request that the Texas Utility Commission suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, we remain at risk for payments not made prior to the shift to the replacement REP or provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made against us involving payments we had received from such REP. If a REP were to file for bankruptcy, we may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, Texas Utility Commission regulations authorize utilities, such as us, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

Other Factors that Could Affect Cash Requirements

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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Our revolving credit facility contains a financial covenant which limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization. Additionally, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Relationship with CenterPoint Energy

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2013, we had recorded regulatory assets of $3.0 billion and regulatory liabilities of $509 million.

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

Unbilled Energy Revenues

Revenues related to electricity delivery are generally recognized upon delivery to customers. However, the determination of deliveries to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month either electronically through AMS meter communications or manual readings. At the end of each month, deliveries to non-AMS customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Information regarding deliveries to AMS customers after the last billing is obtained from actual AMS meter usage data. Unbilled electricity delivery revenue is estimated each month based on actual AMS meter data, daily supply volumes and applicable rates. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2(l) to the consolidated financial statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect us.

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 5(a) to the consolidated financial statements, we participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. We recorded pension cost of $26 million, $31 million and $28 million for the years ended December 31, 2013, 2012 and 2011, respectively, of which $21 million, $21 million and $10 million impacted pre-tax earnings. Our actuarially determined pension and other postemployment expense for 2013 and 2012 in excess of the amounts being recovered through rates is being deferred for rate making purposes.  Pension cost for 2014 is expected to be $27 million, of which we expect $21 million to impact pre-tax earnings after effecting such deferrals, based on an expected return on plan assets of 7.00% and a discount rate of 4.80% as of December 31, 2013. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2013, we had outstanding long-term debt and lease obligations that subject us to the risk of loss associated with movements in market interest rates.

At December 31, 2013 and 2012, we had outstanding fixed-rate debt aggregating $5.0 billion and $6.0 billion in principal amount and having a fair value of approximately $5.2 billion and $6.6 billion in 2013 and 2012, respectively. These instruments are fixed-rate and therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $131 million if interest rates were to decline by 10% from their levels at December 31, 2013. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2013 and 2012, and the related statements of consolidated income, cash flows, and member's equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Houston Electric, LLC and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 11, 2014

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

/s/ SCOTT M. PROCHAZKA
Chairman

/s/ GARY L. WHITLOCK
Executive Vice President and Chief
Financial Officer

March 11, 2014

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues	$2,577	$2,540	$2,337

Expenses:
Operation and maintenance	1,053	958	917
Depreciation and amortization	685	729	587
Taxes other than income taxes	225	214	210
Total	1,963	1,901	1,714
Operating Income	614	639	623

Other Income (Expense):
Interest and other finance charges	(99)	(141)	(150)
Interest on transition and system restoration bonds	(133)	(147)	(127)
Return on true-up balance	—	—	352
Other, net	33	41	38
Total	(199)	(247)	113
Income Before Income Taxes and Extraordinary Item	415	392	736
Income tax expense	146	113	248
Income Before Extraordinary Item	269	279	488
Extraordinary Item, net of tax	—	—	598
Net Income	$269	$279	$1,086

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($207 and $266 related to VIEs at December 31, 2013 and 2012, respectively)	$207	$646
Accounts and notes receivable, net ($60 and $68 related to VIEs at December 31, 2013 and 2012, respectively)	261	222
Accounts and notes receivable—affiliated companies	5	448
Accrued unbilled revenues	87	80
Inventory	105	94
Taxes receivable	—	7
Deferred tax asset	3	1
Other ($41 and $54 related to VIEs at December 31, 2013 and 2012, respectively)	65	77
Total current assets	733	1,575
Property, Plant and Equipment, net	5,834	5,365

Other Assets:
Regulatory assets ($3,179 and $3,545 related to VIEs at December 31, 2013 and 2012, respectively)	2,999	3,388
Notes receivable—affiliated companies	—	750
Other	43	41
Total other assets	3,042	4,179
Total Assets	$9,609	$11,119

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$354	$447
Current portion of other long-term debt	—	450
Accounts payable	137	83
Accounts and notes payable—affiliated companies	80	92
Taxes accrued	144	95
Interest accrued	75	87
Other	128	112
Total current liabilities	918	1,366
Other Liabilities:
Accumulated deferred income taxes, net	2,035	2,097
Benefit obligations	227	268
Regulatory liabilities	509	473
Notes payable—affiliated companies	—	151
Other	46	40
Total other liabilities	2,817	3,029
Long-Term Debt:
VIE transition and system restoration bonds	3,046	3,400
Other	1,595	1,595
Total long-term debt	4,641	4,995
Commitments And Contingencies (Note 10)
Member’s Equity	1,233	1,729
Total Liabilities and Member’s Equity	$9,609	$11,119

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash Flows from Operating Activities:
Net income	$269	$279	$1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	685	729	587
Amortization of deferred financing costs	16	14	12
Deferred income taxes	(75)	(69)	149
Extraordinary item, net of tax	—	—	(598)
Return on true-up balance	—	—	(352)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(46)	(24)	(25)
Accounts receivable/payable, affiliates	(5)	62	(1)
Inventory	(11)	(14)	(9)
Accounts payable	48	(20)	19
Taxes receivable	7	(5)	61
Interest and taxes accrued	37	(15)	4
Net regulatory assets and liabilities	(6)	28	(28)
Other current assets	(2)	1	—
Other current liabilities	16	14	24
Other assets	(11)	—	—
Other liabilities	6	3	(5)
Other, net	—	(3)	1
Net cash provided by operating activities	928	980	925

Cash Flows from Investing Activities:
Capital expenditures	(753)	(609)	(606)
Decrease (increase) in notes receivable from affiliates, net	1,183	577	(111)
Decrease (increase) in restricted cash of transition and system restoration bond companies	17	(13)	(3)
Cash received from U.S. Department of Energy grant	—	—	110
Other, net	(2)	(20)	(7)
Net cash provided by (used in) investing activities	445	(65)	(617)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	2,495	—
Payments of long-term debt	(897)	(1,215)	(283)
Dividend to parent	(766)	(1,685)	—
Decrease in short-term notes payable with affiliates	(148)	—	—
Cash paid for debt retirements	(2)	(69)	—
Debt issuance costs	—	(16)	(3)
Other, net	1	1	—
Net cash used in financing activities	(1,812)	(489)	(286)

Net Increase (Decrease) in Cash and Cash Equivalents	(439)	426	22
Cash and Cash Equivalents at Beginning of the Year	646	220	198
Cash and Cash Equivalents at End of the Year	$207	$646	$220

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$238	$293	$282
Income taxes	147	183	42
Non-cash transactions:
Accounts payable related to capital expenditures	$50	$44	$54

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED MEMBER’S EQUITY

	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	1,000	—	1,000	—	1,000	—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,231		1,230		1,230
Other		1		1		—
Balance, end of year		1,232		1,231		1,230
Retained Earnings
Balance, beginning of year		498		1,904		818
Net income		269		279		1,086
Dividend to parent		(766)		(1,685)		—
Balance, end of year		1		498		1,904
Total Member’s Equity		$1,233		$1,729		$3,134

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At December 31, 2013, CenterPoint Houston had the following subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV) (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto.

Because CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, CenterPoint Houston’s determination of reportable business segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies except that some executive benefit costs have not been allocated to CenterPoint Houston. CenterPoint Houston uses operating income as the measure of profit or loss for its business segments.  CenterPoint Houston consists of a single reportable segment: Electric Transmission & Distribution.

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

(b) Principles of Consolidation

The accounts of CenterPoint Houston and its wholly owned subsidiaries are included in CenterPoint Houston’s consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. As of December 31, 2013, CenterPoint Houston had four variable interest entities (VIEs) consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Houston.

(c) Revenues

CenterPoint Houston records revenue for electricity delivery under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on actual advanced metering system data, daily supply volumes and applicable rates.

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

(e) Regulatory Assets and Liabilities

CenterPoint Houston applies the guidance for accounting for regulated operations. CenterPoint Houston’s rate-regulated subsidiaries may collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings.

CenterPoint Houston recognizes removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2013 and 2012, these removal costs of $349 million and $346 million, respectively, are classified as regulatory liabilities in CenterPoint Houston’s Consolidated Balance Sheets. A portion of the amount of removal costs that related to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for asset retirement obligations.

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

(g) Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) is capitalized as a component of projects under construction and is amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates. During 2013, 2012 and 2011, CenterPoint Houston capitalized AFUDC interest of $10 million, $6 million and $4 million, respectively. During 2013, 2012 and 2011, CenterPoint Energy recorded AFUDC equity of $8 million, $6 million and $5 million, respectively, which is included in Other Income in its Statements of Consolidated Income.

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

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. Accounts and notes receivable are net of an allowance for doubtful accounts of $3 million and $2 million at December 31, 2013 and 2012, respectively. The provision for doubtful accounts in CenterPoint Houston’s Statements of Consolidated Income for each of the years ended 2013, 2012 and 2011 was $2 million.

(j) Inventory

Inventory consists principally of materials and supplies and is valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

(k) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Houston considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds and system restoration bonds, CenterPoint Houston was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $41 million and $54 million at December 31, 2013 and 2012, respectively, are included in other current assets in CenterPoint Houston's Consolidated Balance Sheets. For additional information regarding transition and system restoration bonds, see Notes 4(b) and 8. Cash and cash equivalents includes $207 million and $266 million at December 31, 2013 and 2012, respectively, that is held by CenterPoint Houston’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

(l) New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02).   The objective of ASU 2013-02 is to improve the transparency of changes in other comprehensive income and items reclassified out of Accumulated Other Comprehensive Income in financial statements.  This new guidance is effective for a reporting entity's first reporting period beginning after December 15, 2012 and should be applied prospectively.  CenterPoint Houston's adoption of this new guidance on January 1, 2013 did not have a material impact on its financial position, results of operations or cash flows.

In December 2011 and January 2013, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” (ASU 2011-11) and No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities” (ASU 2013-01), respectively.  The objective of ASU 2011-11 is to enhance disclosures about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  The objective of ASU 2013-01 is to clarify which instruments and transactions are subject to ASU 2011-11.  Both ASU 2011-11 and ASU 2013-01 are effective for a reporting entity's first reporting period beginning on or after January 1, 2013 and should be applied retrospectively. CenterPoint Houston's adoption of this new guidance on January 1, 2013 did not have a material impact on its financial position, results of operations or cash flows.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Houston’s consolidated financial position, results of operations or cash flows upon adoption.

(m) Other Current Liabilities

Included in other current liabilities in the Consolidated Balance Sheets at December 31, 2013 and 2012 was $21 million and $27 million, respectively, of customer deposits.

(3)	Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful	December 31,
	Lives (Years)	2013	2012
		(in millions)
Transmission	41	$1,926	$1,851
Distribution	29	5,848	5,548
Other	14	967	805
Total		8,741	8,204
Accumulated depreciation		2,907	2,839
Property, plant and equipment, net		$5,834	$5,365

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Depreciation expense	$280	$265	$257
Amortization of securitized regulatory assets	383	442	308
Other amortization	22	22	22
Total depreciation and amortization	$685	$729	$587

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2013	2012
Beginning balance	$29	$23
Accretion expense	1	1
Revisions in estimates of cash flows	3	5
Ending balance	$33	$29

The increase of $3 million in the ARO from the revision of estimate in 2013 is primarily attributable to an increase in disposal costs. The increase of $5 million in the ARO from the revision of estimate in 2012 is primarily attributable to a decrease in the estimated useful lives of certain assets. There were no material additions or settlements during the years ended December 31, 2013 and 2012.

(4)	Regulatory Matters

(a) Regulatory Assets and Liabilities

The following is a list of regulatory assets/liabilities reflected on CenterPoint Houston’s Consolidated Balance Sheets as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(in millions)
Securitized regulatory asset	$3,179	$3,545
Unrecognized equity return (1)	(508)	(553)
Unamortized loss on reacquired debt	111	119
Pension and postretirement-related regulatory asset (2)	90	165
Other long-term regulatory assets (3)	127	112
Total regulatory assets	2,999	3,388

Estimated removal costs	349	346
Other long-term regulatory liabilities	160	127
Total regulatory liabilities	509	473

Total regulatory assets and liabilities, net	$2,490	$2,915

(1)
As of December 31, 2013, CenterPoint Houston has not recognized an allowed equity return of $508 million because such return will be recognized as it is recovered in rates. During the years ended December 31, 2013, 2012 and 2011, CenterPoint Houston recognized approximately $45 million, $47 million and $21 million, respectively, of the allowed equity return.

(2)
CenterPoint Houston’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates is being deferred for rate making purposes.  Deferred pension and other postemployment expenses of $5 million and $14 million as of December 31, 2013 and 2012, respectively, were not earning a return.

(3)	Other regulatory assets that are not earning a return were not material as of December 31, 2013 and 2012.

(b) Resolution of True-Up Appeal

In March 2004, CenterPoint Houston filed a true-up application with the Public Utility Commission of Texas (Texas Utility Commission) requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan. The legislation provided for a transition period to move to a new market structure and provided a mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. In December 2004, the Texas Utility Commission issued a final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion.  To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Energy recorded a net after-tax extraordinary loss of $947 million.

Various parties, including CenterPoint Houston, appealed the True-Up Order. In March 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission. The case was remanded to the Texas Utility Commission, and in October 2011, the Texas Utility Commission approved a final order (the Remand Order) which provided that (i) CenterPoint Houston was entitled to recover an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance), (ii) no further interest would accrue on the Recoverable True-Up Balance, and (iii) CenterPoint Houston would reimburse certain parties for their reasonable rate case expenses.

In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary of CenterPoint Houston, issued $1.695 billion of transition bonds to securitize the Recoverable True-Up Balance.

As a result of the Remand Order, in 2011 CenterPoint Houston recorded a pre-tax extraordinary gain of $921 million ($598 million after taxes of $232 million) and $352 million ($229 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($263 million after-tax) will be recorded as an equity return over the life of the transition bonds.

(5)	Employee Benefit Plans

(a) Pension Plans

Substantially all of CenterPoint Houston’s employees participate in CenterPoint Energy’s non-contributory qualified defined benefit plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings and accrued interest.

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to CenterPoint Houston based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. CenterPoint Houston recognized pension expense of $25 million, $30 million and $27 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In addition to the pension plan, CenterPoint Houston participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was $1 million for each of the years ended December 31, 2013, 2012 and 2011.

(b) Savings Plan

CenterPoint Houston participates in CenterPoint Energy’s qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an Employee Stock Ownership Plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50% of eligible compensation. CenterPoint Houston matches 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times. CenterPoint Energy allocates to CenterPoint Houston the savings plan benefit expense related to CenterPoint Houston’s employees.  Savings plan benefit expense was $13 million, $12 million and $12 million for each of the years ended December 31, 2013, 2012 and 2011.

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

CenterPoint Houston is required to fund a portion of its obligations in accordance with rate orders. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Service cost - benefits earned during the period	$1	$—	$—
Interest cost on accumulated benefit obligation	13	16	16
Expected return on plan assets	(7)	(7)	(9)
Amortization of transition obligation	6	6	6
Amortization of prior service cost	(1)	—	—
Amortization of loss	4	3	1
Benefit enhancement	—	1	1
Net postretirement benefit cost	$16	$19	$15

CenterPoint Houston used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2013	2012	2011
Discount rate	3.90%	4.80%	5.20%
Expected return on plan assets	6.00%	6.00%	7.50%

In determining net periodic benefits cost, CenterPoint Houston uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of CenterPoint Houston’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2013 and 2012.  The measurement dates for plan assets and obligations were December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
	(in millions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$351	$335
Service cost	1	—
Interest cost	13	16
Benefits paid	(19)	(21)
Participant contributions	3	2
Medicare drug reimbursement	1	2
Actuarial (gain) loss	(39)	17
Accumulated benefit obligation, end of year	$311	$351
Change in Plan Assets
Plan assets, beginning of year	$115	$116
Benefits paid	(19)	(21)
Employer contributions	9	9
Participant contributions	3	2
Actual investment return	6	9
Plan assets, end of year	$114	$115
Amounts Recognized in Balance Sheets
Other liabilities-benefit obligations	$(197)	$(236)
Net liability, end of year	$(197)	$(236)
Actuarial Assumptions
Discount rate	4.75%	3.90%
Expected long-term return on assets	6.00%	6.00%
Healthcare cost trend rate assumed for the next year - Pre 65	7.00%	9.00%
Healthcare cost trend rate assumed for the next year - Post 65	7.50%	9.00%
Prescription drug cost trend rate assumed for the next year	7.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%
Year that the healthcare rate reaches the ultimate trend rate	2018	2017
Year that the prescription drug rate reaches the ultimate trend rate	2018	2017

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

For measurement purposes, medical drug costs are assumed to increase 7.00% and 7.50% for the pre-65 and post-65 retirees, respectively, and the prescription cost is assumed to increase 7.00% during 2014, after which this rate decreases until reaching the ultimate trend rate of 5.50% in 2018.

CenterPoint Houston does not have amounts recognized in accumulated other comprehensive income related to its postretirement benefit plans as of December 31, 2013 and 2012.  Unrecognized costs were recorded as a regulatory asset because CenterPoint Houston historically and currently recovers postretirement expenses in rates.

Assumed healthcare cost trend rates have a significant effect on the reported amounts for CenterPoint Houston’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on the postretirement benefit obligation	$9	$8
Effect on total of service and interest cost	—	—

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

The following tables present by level, within the fair value hierarchy, CenterPoint Houston’s postretirement plan assets as of December 31, 2013 and 2012, by asset category as follows:

	Fair Value Measurements at December 31, 2013 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$114	$114	$—	$—
Total	$114	$114	$—	$—

(1)	73% of the amount invested in mutual funds is in fixed income securities; 18% is in U.S. equities and 9% is in international equities.

	Fair Value Measurements at December 31, 2012 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$115	$115	$—	$—
Total	$115	$115	$—	$—

(1)	74% of the amount invested in mutual funds is in fixed income securities; 18% is in U.S. equities and 8% is in international equities.

CenterPoint Houston expects to contribute $7 million to its postretirement benefits plan in 2014. The following benefit payments are expected to be paid by the postretirement benefit plan (in millions):

	Postretirement Benefit Plan
	Benefit Payments	Medicare Subsidy Receipts
2014	$21	$(2)
2015	22	(2)
2016	23	(2)
2017	24	(3)
2018	25	(3)
2019-2023	135	(18)

(d) Postemployment Benefits

CenterPoint Houston participates in CenterPoint Energy’s plan which provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). CenterPoint Houston recorded postemployment expense of $4 million, $3 million and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts relating to postemployment obligations included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at both December 31, 2013 and 2012 were $16 million.

(e) Other Non-Qualified Plans

CenterPoint Houston participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Houston. CenterPoint Houston recorded benefit expense relating to these plans of $1 million in each of the years ended December 31, 2013, 2012 and 2011. Amounts relating to deferred compensation plans included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012 were $13 million and $15 million, respectively.

(f) Other Employee Matters

As of December 31, 2013, CenterPoint Houston had 2,629 full-time employees, of which approximately 49% were covered by a collective bargaining agreement.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2013 and 2012, CenterPoint Houston held Level 1 investments of $38 million and $51 million, respectively, which were primarily money market funds, included in other current assets in the Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2013 and 2012.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2013 and 2012.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period. For the years ended December 31, 2013 and 2012, there were no transfers between levels.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by using market interest rates at the applicable dates. These liabilities, which are not measured at fair value in the Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt, including current portion	$4,995	$5,165	$6,043	$6,636

(7)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had borrowings from the money pool of $3 million and investments in the money pool of $433 million at December 31, 2013 and 2012, respectively, which are included in accounts and notes payable-affiliated companies and accounts and notes receivable-affiliated companies, respectively, in the Consolidated Balance Sheets.

At December 31, 2012, CenterPoint Houston had a $750 million note receivable from its parent, which bore interest at the prime rate of 3.25%. The note receivable was repaid by CenterPoint Houston's parent during 2013.

For the years ended December 31, 2013, 2012 and 2011, CenterPoint Houston had net interest income related to affiliate borrowings of $20 million, $19 million and $19 million, respectively.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $147 million, $143 million and $142 million in 2013, 2012 and 2011, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

During 2013, 2012 and 2011, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are affiliates of NRG Energy, Inc. (NRG) totaled $658 million, $648 million and $594 million, respectively.  During 2013, 2012 and 2011, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are affiliates of Energy Future Holdings Corp. totaled $167 million, $162 million and $182 million, respectively. During 2013, 2012 and 2011, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are affiliates of Just Energy Group, Inc. totaled $126 million, $102 million and $81 million, respectively.

(8)	Long-term Debt

	December 31, 2013		December 31, 2012
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Long-term debt:
First mortgage bonds 9.15% due 2021(2)	$102	$—	$102	$—
General mortgage bonds 2.25% to 6.95% due 2022 to 2042	1,312	—	1,312	450
Pollution control bonds 4.25% to 5.60% due 2017 to 2027(3)	183	—	183	—
System restoration bonds 1.833% to 4.243% due 2014 to 2022	463	47	510	46
Transition bonds 0.90% to 5.302% due 2014 to 2024	2,583	307	2,890	401
Other	(2)	—	(2)	—
Total long-term debt	$4,641	$354	$4,995	$897
  ____________

(1)	Includes amounts due or scheduled to be paid within one year of the date noted.

(2)	Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

(3)	These series of debt are collateralized by CenterPoint Houston’s general mortgage bonds.

Debt Repayments. In March 2013, CenterPoint Houston retired $450 million aggregate principal amount of its 5.70% general mortgage bonds at their maturity.

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

Approximately $44 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were redeemed on March 3, 2014 at 101% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by general mortgage bonds of CenterPoint Houston.

Approximately $56 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were purchased by CenterPoint Houston on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds initially had an interest rate of 5.60% prior to CenterPoint Houston's purchase but a variable rate thereafter. The bonds mature in 2027 and are collateralized by general mortgage bonds of CenterPoint Houston. The purchased pollution control bonds may be remarketed.

Transition and System Restoration Bonds. As of December 31, 2013, CenterPoint Houston had four special purpose subsidiaries consisting of transition and system restoration bond companies, which it consolidates. The consolidated special purpose subsidiaries are wholly owned bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These transition bonds and system restoration bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of CenterPoint Houston's retail electric customers in order to provide recovery of authorized qualified costs. CenterPoint Houston has no payment obligations in respect of the transition and system restoration bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint

Energy or CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies (including the transition and system restoration charges), and the holders of transition bonds or system restoration bonds have no recourse to the assets or revenues of CenterPoint Energy or CenterPoint Houston.

Revolving Credit Facility. As of December 31, 2013 and 2012, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

December 31, 2013			December 31, 2012
Size of Facility	Loans	Letters of Credit	Size of Facility	Loans	Letters of Credit
$300	$—	$4	$300	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2018, can be drawn at LIBOR plus 112.5 basis points based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston's consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston's consolidated capitalization.

Maturities.  CenterPoint Houston’s maturities of long-term debt and scheduled payments on transition and system restoration bonds are $354 million in 2014, $372 million in 2015, $391 million in 2016, $539 million in 2017 and $434 million in 2018. These maturities include transition and system restoration bond principal repayments on scheduled payment dates aggregating $354 million in 2014, $372 million in 2015, $391 million in 2016, $411 million in 2017 and $434 million in 2018.

Liens.  As of December 31, 2013, CenterPoint Houston’s assets were subject to liens securing approximately $102 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2013, 2012 and 2011 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2014 is approximately $198 million, and the sinking fund requirement to be satisfied in 2014 is approximately $1.6 million. CenterPoint Houston expects to meet these 2014 obligations by certification of property additions. As of December 31, 2013, CenterPoint Houston’s assets were also subject to liens securing approximately $1.9 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(9)       Income Taxes

The components of CenterPoint Houston’s income tax expense were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current income tax expense:
Federal	$201	$160	$80
State	20	22	19
Total current expense	221	182	99
Deferred income tax expense (benefit):
Federal	(75)	(69)	146
State	—	—	3
Total deferred expense (benefit)	(75)	(69)	149
Total income tax expense	$146	$113	$248

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Income before income taxes and extraordinary item	$415	$392	$736
Federal statutory income tax rate	35.0%	35.0%	35.0%
Expected federal income tax expense	145	137	258
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	13	14	15
Amortization of investment tax credit	—	(1)	(6)
Decrease in settled and uncertain tax positions	(5)	(26)	(4)
Other, net	(7)	(11)	(15)
Total	1	(24)	(10)
Total income tax expense	$146	$113	$248
Effective tax rate	35.2%	28.8%	33.7%

CenterPoint Houston recognized a tax benefit of $5 million based on the settlement with the Internal Revenue Service (IRS) of outstanding tax claims for the 2002 and 2003 audit cycles in 2013.

CenterPoint Houston recorded a net decrease in income tax expense of $26 million related to the release of certain income tax reserves due to its settlements with the Internal Revenue Service (IRS) in 2012. The remaining $1 million of investment tax credit was completely amortized in 2012.

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property. CenterPoint Houston does not expect the adoption of the regulations to have a material impact on its financial position, results of operations or cash flows.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1	$1
Other	2	—
Total current deferred tax assets	3	1
Non-current:
Employee benefits	80	95
Other	17	9
Total non-current deferred tax assets	97	104
Total deferred tax assets	100	105

Deferred tax liabilities:
Non-current:
Depreciation	1,166	1,103
Regulatory assets, net	966	1,098
Total deferred tax liabilities	2,132	2,201
Accumulated deferred income taxes, net	$2,032	$2,096

CenterPoint Houston is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Houston calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Houston’s unrecognized tax benefits:

	December 31,
	2013	2012	2011
	(in millions)
Balance, beginning of year	$—	$44	$232
Tax Positions related to prior years:
Additions	—	—	—
Reductions	—	(46)	(192)

Tax Positions related to current year:
Additions	—	—	4
Settlements	—	2	—
Balance, end of year	$—	$—	$44

CenterPoint Houston has recognized the financial statement effects of all tax positions when it is more likely than not, based on the technical merits, that the positions would be sustained upon examination. CenterPoint Houston did not have any uncertain tax positions as of December 31, 2013. CenterPoint Houston does not expect the change to the amount of unrecognized tax benefits over the twelve months ending December 31, 2014 to have a material impact on financial position, results of operations and cash flows.

Unrecognized tax benefits were reduced to zero during 2012 primarily due to the re-measurement of certain unrecognized tax benefits related to an IRS issuance of new guidance with respect to repairs on tangible property and CenterPoint Energy's IRS settlements for tax years 2006 through 2009.

CenterPoint Houston had approximately $18 million of unrecognized tax benefits that, if recognized, would have reduced the effective income tax rate for 2011. CenterPoint Houston recognizes interest and penalties as a component of income tax expense. CenterPoint Houston recognized approximately $-0-, $5 million and $12 million of income tax benefit related to interest on uncertain income tax positions during 2013, 2012 and 2011, respectively. CenterPoint Houston had approximately $6 million of interest on settled income tax positions accrued at December 31, 2013.

Tax Audits and Settlements.   CenterPoint Energy’s consolidated federal income tax returns have been audited by the IRS and settled through the 2011 tax year. CenterPoint Energy is currently in the early stages of examination by the IRS for tax year 2012. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2013.

(10)	Commitments and Contingencies

(a) Lease Commitments

CenterPoint Houston currently has no obligations under non-cancelable long-term operating leases for the years 2014 to 2018. Total lease expense for all operating leases was less than $1 million in each of the years ended December 31, 2013, 2012 and 2011.

(b) Legal and Environmental Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG) and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify

CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of 1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but one case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated the Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal. CenterPoint Houston does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

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

(11)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$532	$656	$745	$644
Operating income	84	165	239	126
Net income	19	73	126	51

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$531	$676	$748	$585
Operating income	107	191	242	99
Net income	36	78	138	27

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Item 9B.	Other Information

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 2.67, 2.31, 3.60, 2.07 and 2.05 for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

Aggregate fees billed to CenterPoint Houston during the fiscal years ending December 31, 2013 and 2012 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2013	2012
Audit fees (1)	$792,504	$612,475
Audit-related fees (2)	455,000	328,000
Total audit and audit-related fees	1,247,504	940,475
Tax fees	—	—
All other fees	—	—
Total fees	$1,247,504	$940,475
  ____________

(1)
For 2013 and 2012, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2013 and 2012, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

CenterPoint Houston is not required to have, and does not have, an audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 53.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Houston Electric, LLC and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated March 11, 2014; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the index at Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 11, 2014

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2013
(in millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance At Beginning of Period	Additions Charged to Income	Deductions From Reserves(1)	Balance At End Of Period
Year Ended December 31, 2013:
Accumulated provisions:
Uncollectible accounts receivable	$2	$2	$1	$3
Year Ended December 31, 2012:
Accumulated provisions:
Uncollectible accounts receivable	$1	$2	$1	$2
Year Ended December 31, 2011:
Accumulated provisions:
Uncollectible accounts receivable	$—	$2	$1	$1
__________

(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 11th day of March, 2014.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ SCOTT M. PROCHAZKA
Scott M. Prochazka
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2014.

Signature	Title

/s/ SCOTT M. PROCHAZKA	Manager and Chairman
(Scott M. Prochazka)	(Principal Executive Officer)

/s/ GARY L. WHITLOCK	Executive Vice President and Chief Financial Officer
(Gary L. Whitlock)	(Principal Financial Officer)

/s/ WALTER L. FITZGERALD	Senior Vice President and Chief Accounting Officer
(Walter L. Fitzgerald)	(Principal Accounting Officer)

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2013

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
		HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(a)(2)	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(a)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(a)(3)	Fifty-First Supplemental Indenture to Exhibit 4(a)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(a)(4)	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(a)(5)	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(a)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(a)(6)	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(a)(7)	Sixtieth Supplemental Indenture to Exhibit 4(a)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(a)(8)	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(a)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(a)(9)	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(b)(1)	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(1)
4(b)(2)	Second Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(3)
4(b)(3)	Third Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(4)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(4)	Fourth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(5)
4(b)(5)	Fifth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(6)
4(b)(6)	Sixth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(7)
4(b)(7)	Seventh Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(8)
4(b)(8)	Eighth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(9)
4(b)(9)	Officer’s Certificates dated October 10, 2002, setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy, Inc.’s (“CNP’s”) Form 10-K for the year ended December 31, 2003	1-31447	4(c)(10)
4(b)(10)	Ninth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 12, 2002	CNP’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(b)(11)	Officer’s Certificate dated November 12, 2002 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(b)(12)	Tenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 18, 2003	Form 8-K dated March 13, 2003	1-3187	4.1
4(b)(13)	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	Form 8-K dated March 13, 2003	1-3187	4.2
4(b)(14)	Eleventh Supplemental Indenture to Exhibit 4(b)(1), dated as of May 23, 2003	Form 8-K dated May 16, 2003	1-3187	4.1
4(b)(15)	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	Form 8-K dated May 16, 2003	1-3187	4.2
4(b)(16)	Twelfth Supplemental Indenture to Exhibit 4(b)(1), dated as of September 9, 2003	Form 8-K dated September 9, 2003	1-3187	4.2
4(b)(17)	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	Form 8-K dated September 9, 2003	1-3187	4.3
4(b)(18)	Thirteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 6, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(b)(19)	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(b)(20)	Fourteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 11, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(b)(21)	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(22)	Fifteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(b)(23)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(b)(24)	Sixteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(b)(25)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(b)(26)	Seventeenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(b)(27)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(b)(28)	Nineteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 26, 2008	CNP’s Form 8-K dated November 25, 2008	1-31447	4.2
4(b)(29)	Officer’s Certificate dated November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CNP’s Form 8-K dated November 25, 2008	1-31447	4.3
4(b)(30)	Twentieth Supplemental Indenture to Exhibit 4(b)(1), dated as of December 9, 2008	Form 8-K dated January 6, 2009	1-3187	4.2
4(b)(31)	Twenty-First Supplemental Indenture to Exhibit 4(b)(1), dated as of January 9, 2009	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(b)(32)	Officer’s Certificate dated January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
4(b)(33)	Twenty-Second Supplemental Indenture to Exhibit 4(b)(1), dated as of August 10, 2012	CNP's Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)
4(b)(34)	Officer's Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CNP's Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)
4(c)	$300,000,000 Credit Agreement dated as of September 9, 2011 among CenterPoint Houston, as Borrower, and the banks named therein	CNP’s Form 8-K dated September 9, 2011	1-31447	4.2
4(d)	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston's Form 8-k dated September 9, 2013	1-3187	4.2

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10	City of Houston Franchise Ordinance	CNP’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
+12	Computation of Ratios of Earnings to Fixed Charges
+23	Consent of Deloitte & Touche LLP
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document