Form 10-Q
period 2014-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2014-05-08
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of April 15, 2014, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	weather variations and other natural phenomena, including the impact on operations and capital of severe weather events ;

•
any direct or indirect effects on our facilities, operations and financial condition resulting from terrorism, cyber attacks, data security breaches or other attempts to disrupt our business or the businesses of third parties, or other catastrophic events;

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

•	the ability of retail electric providers (REPs), including REP affiliates of NRG, Energy Future Holdings Corp. and Just Energy Group, Inc., to satisfy their obligations to us and our subsidiaries;

ii

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy, Inc.’s pension and postretirement benefit plans;

•
our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•	future economic conditions in regional and national markets and their effect on sales, prices and costs; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference, in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$630	$532

Expenses:
Operation and maintenance	290	239
Depreciation and amortization	176	154
Taxes other than income taxes	58	55
Total	524	448
Operating Income	106	84

Other Income (Expense):
Interest and other finance charges	(24)	(30)
Interest on transition and system restoration bonds	(30)	(35)
Other, net	3	9
Total	(51)	(56)
Income Before Income Taxes	55	28
Income tax expense	20	9
Net Income	$35	$19

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents ($149 and $207 related to VIEs, respectively)	$348	$207
Accounts and notes receivable, less bad debt reserve of $3 and $3, respectively ($69 and $60 related to VIEs, respectively)	252	261
Accounts and notes receivable—affiliated companies	114	5
Accrued unbilled revenues	74	87
Inventory	109	105
Deferred tax asset	3	3
Other ($42 and $41 related to VIEs, respectively)	50	65
Total current assets	950	733

Property, Plant and Equipment:
Property, plant and equipment	8,900	8,741
Less: accumulated depreciation and amortization	2,949	2,907
Property, plant and equipment, net	5,951	5,834

Other Assets:
Regulatory assets ($3,084 and $3,179 related to VIEs, respectively)	2,926	2,999
Other	49	43
Total other assets	2,975	3,042

Total Assets	$9,876	$9,609

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	March 31, 2014	December 31, 2013
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$362	$354
Accounts payable	128	137
Accounts and notes payable—affiliated companies	87	80
Taxes accrued	93	144
Interest accrued	47	75
Other	86	128
Total current liabilities	803	918
Other Liabilities:
Accumulated deferred income taxes, net	2,008	2,035
Benefit obligations	226	227
Regulatory liabilities	529	509
Other	46	46
Total other liabilities	2,809	2,817
Long-term Debt:
VIE transition and system restoration bonds	2,908	3,046
Other	2,088	1,595
Total long-term debt	4,996	4,641

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,232	1,232
Retained earnings	36	1
Total member’s equity	1,268	1,233

Total Liabilities and Member’s Equity	$9,876	$9,609

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$35	$19
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	154
Amortization of deferred financing costs	4	4
Deferred income taxes	(29)	(10)
Changes in other assets and liabilities:
Accounts and notes receivable, net	22	5
Accounts receivable/payable - affiliated companies	(9)	(69)
Inventory	(4)	(3)
Accounts payable	—	1
Taxes receivable	—	7
Interest and taxes accrued	(79)	(84)
Net regulatory assets and liabilities	(8)	15
Other current assets	17	14
Other current liabilities	(42)	—
Other assets	3	3
Other, net	(6)	1
Net cash provided by operating activities	80	57

Cash Flows from Investing Activities:
Capital expenditures	(196)	(137)
Decrease (increase) in notes receivable - affiliated companies	(90)	256
Decrease (increase) in restricted cash of transition and system restoration bond companies	(2)	1
Other, net	(11)	(6)
Net cash provided by (used in) investing activities	(299)	114

Cash Flows from Financing Activities:
Proceeds from long-term debt	600	—
Payments of long-term debt	(231)	(612)
Decrease in short-term notes payable - affiliated companies	(3)	—
Cash paid for debt retirement	(1)	—
Debt issuance costs	(5)	—
Other, net	—	1
Net cash provided by (used in) financing activities	360	(611)

Net Increase (Decrease) in Cash and Cash Equivalents	141	(440)
Cash and Cash Equivalents at Beginning of Period	207	646
Cash and Cash Equivalents at End of Period	$348	$206

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$78	$100
Income taxes, net	39	5
Non-cash transactions:
Accounts payable related to capital expenditures	$41	$50

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2013.

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At March 31, 2014, CenterPoint Houston had five subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC.  The transition and system restoration bond companies, which are classified as variable interest entities, are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these companies are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Interest cost	$4	$3
Expected return on plan assets	(1)	(1)
Amortization of loss	—	1
Amortization of transition obligation	1	1
Net periodic cost	$4	$4

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2014, of which $2 million was contributed during the three months ended March 31, 2014.

(4)	Regulatory Accounting

As of March 31, 2014, CenterPoint Houston has not recognized an allowed equity return of $493 million because such return will be recognized as it is recovered in rates. During the three months ended March 31, 2014 and 2013, CenterPoint Houston recognized approximately $15 million and $8 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At March 31, 2014 and December 31, 2013, CenterPoint Houston held Level 1 investments of $39 million and $38 million, respectively, which were primarily investments in money market funds and are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either March 31, 2014 or December 31, 2013.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either March 31, 2014 or December 31, 2013.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three months ended March 31, 2014, there were no transfers between levels.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$5,358	$5,620	$4,995	$5,165

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated, and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $90 million and borrowings from the money pool of $3 million at March 31, 2014 and December 31, 2013, respectively, which are included in Accounts and notes receivable-affiliated companies and Accounts and notes payable-affiliated companies, respectively, in the Condensed Consolidated Balance Sheets.

CenterPoint Houston had net interest expense of less than $1 million and net interest income of $5 million related to affiliate borrowings for the three months ended March 31, 2014 and 2013, respectively, included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $37 million and $36 million for the three months ended March 31, 2014 and 2013, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

Sales to affiliates of NRG Energy, Inc. (NRG) in the three months ended March 31, 2014 and 2013 represented approximately$166 million and $144 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. (Energy Future Holdings) in the three months ended March 31, 2014 and 2013 represented approximately $40 million and $36 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(7)	Long-term Debt

On March 17, 2014, CenterPoint Houston issued $600 million principal amount of 4.50% General Mortgage Bonds due 2044.

Debt Repayments. Approximately $44 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were redeemed on March 3, 2014 at 101% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by general mortgage bonds of CenterPoint Houston.

Approximately $56 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were purchased by CenterPoint Houston on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds had an interest rate of 5.60% prior to CenterPoint Houston's purchase and have a variable rate thereafter. The bonds mature in 2027 and are collateralized by general mortgage bonds of CenterPoint Houston. The purchased pollution control bonds may be remarketed. These bonds are not reflected in the consolidated financial statements.

In April 2014, approximately $84 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were called for redemption on June 2, 2014 at 100% of their principal amount plus accrued interest. The bonds have an interest rate of 4.25%, mature in 2017 and are collateralized by general mortgage bonds of CenterPoint Houston.

Revolving Credit Facility. As of March 31, 2014 and December 31, 2013, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	March 31, 2014		December 31, 2013
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2018, can be drawn at the London Interbank Offered Rate plus 112.5 basis points based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston's consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of its consolidated capitalization.

CenterPoint Houston was in compliance with all financial covenants in its revolving credit facility at March 31, 2014.

Other. As of both March 31, 2014 and December 31, 2013, CenterPoint Houston had issued $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, alleged violations of state and federal antitrust laws. Plaintiffs in these lawsuits sought a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Houston does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

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

(9)       Income Taxes

The effective tax rate for the three months ended March 31, 2014 was 36% compared to 32% for the same period in 2013. The lower effective tax rate for the three months ended March 31, 2013 was primarily due to an income tax benefit recognized for a change in tax law in the first quarter of 2013. CenterPoint Houston reported no uncertain tax liability as of March 31, 2014 and expects no significant change to the uncertain tax liability over the next twelve months ending March 31, 2015. CenterPoint Energy’s consolidated federal income tax return filed for the year ended December 31, 2012 is currently under audit by the Internal Revenue Service.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2014 and the three months ended March 31, 2013. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2013 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Debt Matters. Approximately $44 million aggregate principal amount of pollution control bonds issued on our behalf were redeemed on March 3, 2014 at 101% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by our general mortgage bonds.
Approximately $56 million aggregate principal amount of pollution control bonds issued on our behalf were purchased by us on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds had an interest rate of 5.60% prior to our purchase and have a variable rate thereafter. The bonds mature in 2027 and are collateralized by our general mortgage bonds. The purchased pollution control bonds may be remarketed.

On March 17, 2014, we issued $600 million principal amount of 4.50% General Mortgage Bonds due 2044. The proceeds from the sale of the bonds are expected to be used for general limited liability company purposes, including the repayment of short-term notes payable to affiliated companies.

In April 2014, approximately $84 million aggregate principal amount of pollution control bonds issued on our behalf were called for redemption on June 2, 2014 at 100% of their principal amount plus accrued interest. The bonds have an interest rate of 4.25%, mature in 2017 and are collateralized by our general mortgage bonds.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers (REPs) and our ability to recover our regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2014 and 2013, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2014	2013
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$503	$421
Transition and system restoration bond companies	127	111
Total revenues	630	532
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	288	238
Depreciation and amortization, excluding transition and system restoration bond companies	81	79
Taxes other than income taxes	58	55
Transition and system restoration bond companies	97	76
Total expenses	524	448
Operating income	106	84
Interest and other finance charges	(24)	(30)
Interest on transition and system restoration bonds	(30)	(35)
Other income, net	3	9
Income before income taxes	55	28
Income tax expense	20	9
Net income	$35	$19

Operating Income:
Electric transmission and distribution utility	$76	$49
Transition and system restoration bond companies (1)	30	35
Total operating income	$106	$84

Throughput (in gigawatt-hours (GWh)):
Residential	5,282	4,558
Total	17,719	16,361

Number of metered customers at end of period:
Residential	1,994,506	1,953,947
Total	2,257,065	2,211,481
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

We reported operating income of $106 million for the three months ended March 31, 2014, consisting of $76 million from the regulated electric transmission and distribution utility (TDU) and $30 million related to transition and system restoration bond companies (Bond Companies). For the three months ended March 31, 2013, operating income totaled $84 million, consisting of $49 million from the TDU and $35 million related to Bond Companies. TDU operating income increased $27 million due to increased usage ($20 million), primarily due to colder than normal weather, customer growth ($7 million) from the addition of over 45,000 new customers and increased right-of-way revenues ($6 million), partially offset by increased operating and maintenance expenses

($5 million, excluding $45 million of higher transmission costs largely offset by increased transmission revenue) and increased taxes other than income taxes ($3 million).

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2014 was 36% compared to 32% for the same period in 2013. The lower effective tax rate for the three months ended March 31, 2013 was primarily due to an income tax benefit recognized for a change in tax law in the first quarter of 2013.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and “Management’s Narrative Analysis of Results of Operations - Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2013 Form 10-K, “Risk Factors” in Item 1A of Part II in this Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal anticipated cash requirements for the remaining nine months of 2014 include approximately $594 million of capital expenditures, $224 million of scheduled principal payments on transition and system restoration bonds and an $84 million redemption payment on pollution control bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in the remaining nine months of 2014. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2013 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. We appealed the denial of the full 2008 performance bonus. We have also appealed similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to our 2009, 2010 and 2011 (only through August 2011) energy efficiency programs. These subsequent cases were abated pending the final outcome of the 2008 bonus appeal. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision disallowing such bonuses and in January 2014, the Texas Supreme Court declined to hear the Texas Utility Commission's appeal. As a result of the Texas Supreme Court’s decision, we should be entitled on remand of the various orders to recover approximately $7.5 million plus carrying charges. Starting September 2011, our energy efficiency programs are no longer funded pursuant to the terms of the prior settlement, and performance bonus calculations subsequent to that date are not affected by the court’s decision.

Transmission Cost of Service (TCOS). On March 26, 2014, we filed an application with the Texas Utility Commission for an interim update of our TCOS seeking an increase in annual revenue of $13.6 million based on an increase in total rate base of $184.5 million. We anticipate approval from the Texas Utility Commission during the second quarter of 2014.

Houston Transmission Import Capacity Project. In July 2013, we and other parties submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston Region (Houston Import Project). In April 2014, ERCOT’s Board of Directors voted to endorse the Houston Import Project and deemed the project critical for reliability.  ERCOT has estimated the costs for the entire project to be approximately $600 million. The project will consist of (i) construction of a new double-circuit 345 kilovolt line spanning 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing transmission line to increase its rating.  We have requested the right to construct, own, and maintain the entire project, except upgrades to the Gibbons Creek Substation; however, a decision has not been made on our share of the construction and ownership of the project. ERCOT anticipates that this project will be completed no later than June 2018. On April 30, 2014, ERCOT staff determined that we would be the designated transmission service provider for the portion of the project between our Zenith substation and Gibbons Creek substation owned by the Texas Municipal Power Agency consisting of approximately 60 miles of 345 kV transmission line, upgrades to the Limestone and Zenith substations, and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line.  As the owner of the originating and terminating substations of the entire project, we appealed that decision to the Texas Utility Commission and are seeking the right to construct, own, and maintain the entire project, except for necessary upgrades to the Gibbons Creek Substation.  We have requested an expedited decision schedule from the Texas Utility Commission with a desire for a decision later this summer.

Other Matters

Credit Facility

As of April 15, 2014, we had the following revolving credit facility and utilization of such facility (in millions):

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

Temporary Investments

As of April 15, 2014, we had temporary investments in a money market fund of $159 million.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of April 15, 2014, we had $151 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.

As of March 31, 2014, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.6 billion, of which $464 million is not reflected in our consolidated financial statements. Of the $464 million, $408 million collateralized debt of CenterPoint Energy and is not reflected because of the contingent nature of the obligations and $56 million collateralized pollution control bonds that we hold for future remarketing. CenterPoint Energy held $290 million of its collateralized debt for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $3.5 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2014. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At March 31, 2014, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company II	$975
Bond Company III	296
Bond Company IV	1,515
Restoration Bond Company	484
Total	$3,270

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of April 15, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2014, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults

Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of March 31, 2014, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn Energy, Inc. (GenOn) and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG Energy, Inc., Energy Future Holdings Corp. and Just Energy Group, Inc., to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, CenterPoint Houston continues to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Note 8 to our Interim Condensed Financial Statements and “Management’s Narrative Analysis of Results of Operations - Liquidity and Capital Resources - Regulatory Matters,” each of which is incorporated herein by reference. See also “Business - Regulation” and “- Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2013 Form 10-K.

Item 1A. RISK FACTORS

Other than with respect to the updated risk factor set forth below, there have been no material changes from the risk factors disclosed in our 2013 Form 10-K.

A substantial portion of our receivables is concentrated in a small number of REPs, and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.
Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. As of March 31, 2014, we did business with approximately 70 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable Public Utility Commission of Texas (Texas Utility Commission) regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and we thus remain at risk for payments not made prior to the shift to another REP or the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of our billed receivables from REPs are from affiliates of NRG, Just Energy Group, Inc. (Just Energy Group) and Energy Future Holdings Corp. (Energy Future Holdings). Our aggregate billed receivables balance from REPs as of March 31, 2014 was $184 million. Approximately 39%, 8% and 7% of this amount was owed by affiliates of NRG, Just Energy Group and Energy Future Holdings, respectively. In April 2014, Energy Future Holdings publicly disclosed that it and the substantial majority of its direct and indirect subsidiaries, excluding Oncor Electric Delivery Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments we had received from such REP.

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the three months ended March 31, 2014 and 2013 was 1.91 and 1.39, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
4.2	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2013	1-3187	4.2
4.3	Twenty-Third Supplemental Indenture, dated as of March 17, 2014, to the General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Houston and the Trustee	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10
4.4	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ WALTER L. FITZGERALD
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 8, 2014

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
4.2	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2013	1-3187	4.2
4.3	Twenty-Third Supplemental Indenture, dated as of March 17, 2014, to the General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Houston and the Trustee	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10
4.4	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document