Form 10-Q
period 2014-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2014-08-08
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of July 24, 2014, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

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

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which are incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$698	$656	$1,328	$1,188

Expenses:
Operation and maintenance	301	248	591	487
Depreciation and amortization	196	186	372	340
Taxes other than income taxes	56	57	114	112
Total	553	491	1,077	939
Operating Income	145	165	251	249

Other Income (Expense):
Interest and other finance charges	(29)	(23)	(53)	(53)
Interest on transition and system restoration bonds	(30)	(34)	(60)	(69)
Other, net	4	7	7	16
Total	(55)	(50)	(106)	(106)
Income Before Income Taxes	90	115	145	143
Income tax expense	33	42	53	51
Net Income	$57	$73	$92	$92

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents ($188 and $207 related to VIEs, respectively)	$188	$207
Accounts and notes receivable ($94 and $60 related to VIEs, respectively), less bad debt reserve of $3 and $3, respectively	320	261
Accounts and notes receivable—affiliated companies	87	5
Accrued unbilled revenues	104	87
Inventory	114	105
Taxes receivable	8	—
Deferred tax asset	3	3
Other ($51 and $41 related to VIEs, respectively)	60	65
Total current assets	884	733

Property, Plant and Equipment:
Property, plant and equipment	9,044	8,741
Less: accumulated depreciation and amortization	2,989	2,907
Property, plant and equipment, net	6,055	5,834

Other Assets:
Regulatory assets ($2,971 and $3,179 related to VIEs, respectively)	2,820	2,999
Other	53	43
Total other assets	2,873	3,042

Total Assets	$9,812	$9,609

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	June 30, 2014	December 31, 2013
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$363	$354
Accounts payable	142	137
Accounts and notes payable—affiliated companies	120	80
Taxes accrued	54	144
Interest accrued	86	75
Other	92	128
Total current liabilities	857	918
Other Liabilities:
Accumulated deferred income taxes, net	1,960	2,035
Benefit obligations	227	227
Regulatory liabilities	540	509
Other	50	46
Total other liabilities	2,777	2,817
Long-term Debt:
VIE transition and system restoration bonds	2,847	3,046
Other	2,006	1,595
Total long-term debt	4,853	4,641

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,232	1,232
Retained earnings	93	1
Total member’s equity	1,325	1,233

Total Liabilities and Member’s Equity	$9,812	$9,609

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$92	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372	340
Amortization of deferred financing costs	8	8
Deferred income taxes	(78)	(33)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(76)	(96)
Accounts receivable/payable - affiliated companies	40	(19)
Inventory	(9)	(10)
Accounts payable	6	4
Taxes receivable	(8)	(6)
Interest and taxes accrued	(79)	(43)
Net regulatory assets and liabilities	(5)	11
Other current assets	15	13
Other current liabilities	(36)	3
Other assets	3	1
Other liabilities	4	2
Other, net	(6)	—
Net cash provided by operating activities	243	267

Cash Flows from Investing Activities:
Capital expenditures	(371)	(325)
Decrease (increase) in notes receivable - affiliated companies	(79)	433
Decrease (increase) in restricted cash of transition and system restoration bond companies	(10)	2
Other, net	(19)	(10)
Net cash provided by (used in) investing activities	(479)	100

Cash Flows from Financing Activities:
Proceeds from long-term debt	600	—
Payments of long-term debt	(373)	(670)
Decrease in short-term notes payable - affiliated companies	(3)	—
Cash paid for debt retirement	(1)	—
Debt issuance costs	(6)	—
Other, net	—	1
Net cash provided by (used in) financing activities	217	(669)

Net Decrease in Cash and Cash Equivalents	(19)	(302)
Cash and Cash Equivalents at Beginning of Period	207	646
Cash and Cash Equivalents at End of Period	$188	$344

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$94	$118
Income taxes, net	186	81
Non-cash transactions:
Accounts payable related to capital expenditures	$49	$44

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At June 30, 2014, CenterPoint Houston had the following subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC.  The transition and system restoration bond companies, which are classified as variable interest entities, are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these companies are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which significantly changes the existing accounting guidance on discontinued operations. Under ASU 2014-08, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be reported as a discontinued operation.  ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  ASU 2014-08 should be applied to components classified as held for sale after its effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption is expected to reduce the number of disposals that meet the definition of a discontinued operation.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes most current revenue recognition guidance. ASU 2014-09 provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. Accordingly, CenterPoint Houston will adopt ASU 2014-09 on January 1, 2017, and is currently evaluating the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest cost	$3	$4	$7	$7
Expected return on plan assets	(2)	(2)	(3)	(3)
Amortization of prior service credit	(1)	—	(1)	—
Amortization of loss	1	1	1	2
Amortization of transition obligation	1	1	2	2
Net periodic cost	$2	$4	$6	$8

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2014, of which $2 million and $4 million was contributed during the three and six months ended June 30, 2014, respectively.

(4)	Regulatory Accounting

As of June 30, 2014, CenterPoint Houston has not recognized an allowed equity return of $476 million because such return will be recognized as it is recovered in rates. During the three months ended June 30, 2014 and 2013, CenterPoint Houston recognized approximately $17 million and $12 million, respectively, of the allowed equity return not previously recognized.  During the six months ended June 30, 2014 and 2013, CenterPoint Houston recognized approximately $32 million and $20 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At June 30, 2014 and December 31, 2013, CenterPoint Houston held Level 1 investments of $27 million and $38 million, respectively, which were primarily investments in money market funds and are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either June 30, 2014 or December 31, 2013.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either June 30, 2014 or December 31, 2013.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the six months ended June 30, 2014, there were no transfers between levels.

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

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$5,216	$5,552	$4,995	$5,165

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated, and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $78 million and borrowings from the money pool of $3 million at June 30, 2014 and December 31, 2013, respectively, which are included in Accounts and notes receivable-affiliated companies and Accounts and notes payable-affiliated companies, respectively, in the Condensed Consolidated Balance Sheets.

Other Income (Expense) included the net interest income (expense) related to Accounts and notes receivables and payables - affiliated companies.  CenterPoint Houston had net interest income of less than $1 million and $4 million for the three months ended June 30, 2014 and 2013, respectively, and net interest expense of less than $1 million and net interest income of $9 million for the six months ended June 30, 2014 and 2013, respectively.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $39 million and $37 million for the three months ended June 30, 2014 and 2013, respectively, and $76 million and $73 million for the six months ended June 30, 2014 and 2013, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

Sales to affiliates of NRG Energy, Inc. (NRG) in the three months ended June 30, 2014 and 2013 represented approximately$164 million and $148 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. (Energy Future Holdings) in the three months ended June 30, 2014 and 2013 represented approximately $41 million and $37 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the six months ended June 30, 2014 and 2013 represented approximately $330 million and $291 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings in the six months ended June 30, 2014 and 2013 represented approximately $81 million and $73 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

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

Approximately $84 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were redeemed on June 2, 2014 at 100% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by general mortgage bonds of CenterPoint Houston.

Revolving Credit Facility. As of June 30, 2014 and December 31, 2013, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	June 30, 2014		December 31, 2013
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

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

CenterPoint Houston was in compliance with all financial covenants in its revolving credit facility at June 30, 2014.

Other. As of both June 30, 2014 and December 31, 2013, CenterPoint Houston had issued $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations. CenterPoint Energy held $290 million of its collateralized debt for future remarketing.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on July 1, 2014. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Houston does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including CenterPoint Houston, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or CenterPoint Houston, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or CenterPoint Houston, some of which are currently owned by an affiliate of NRG. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004 and early 2005, CenterPoint Energy sold its generating business, to which most of these claims relate, to a company which is now an affiliate of NRG. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, CenterPoint Houston or CenterPoint Energy, as appropriate, intends to continue vigorously contesting claims that are not considered to have merit and, based on its experience to date, CenterPoint Houston does not expect these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(9)       Income Taxes

The effective tax rate reported for both the three and six months ended June 30, 2014 was 37% compared to 37% and 36%, respectively, for the same periods in 2013.

CenterPoint Houston reported no uncertain tax liability as of June 30, 2014 and expects no significant change to the uncertain tax liability over the next twelve months ending June 30, 2015. CenterPoint Energy’s consolidated federal income tax return filed for the year ended December 31, 2012 is currently under audit by the Internal Revenue Service and all consolidated federal income tax returns have been audited and settled through the tax year 2011.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2013 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Debt Matters. Approximately $84 million aggregate principal amount of pollution control bonds issued on our behalf were redeemed on June 2, 2014 at 100% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by our general mortgage bonds.
CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers (REPs) and our ability to recover our regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (First Quarter Form 10-Q).

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2014 and 2013, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$554	$513	$1,057	$934
Transition and system restoration bond companies	144	143	271	254
Total revenues	698	656	1,328	1,188
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	300	246	588	484
Depreciation and amortization, excluding transition and system restoration bond companies	83	79	164	158
Taxes other than income taxes	56	57	114	112
Transition and system restoration bond companies	114	109	211	185
Total expenses	553	491	1,077	939
Operating income	145	165	251	249
Interest and other finance charges	(29)	(23)	(53)	(53)
Interest on transition and system restoration bonds	(30)	(34)	(60)	(69)
Other income, net	4	7	7	16
Income before income taxes	90	115	145	143
Income tax expense	33	42	53	51
Net income	$57	$73	$92	$92

Operating Income:
Electric transmission and distribution utility	$115	$131	$191	$180
Transition and system restoration bond companies (1)	30	34	60	69
Total operating income	$145	$165	$251	$249

Throughput (in gigawatt-hours (GWh)):
Residential	6,981	7,233	12,263	11,791
Total	20,608	20,773	38,327	37,134

Number of metered customers at end of period:
Residential	2,008,293	1,964,338	2,008,293	1,964,338
Total	2,272,293	2,224,036	2,272,293	2,224,036
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

We reported operating income of $145 million for the three months ended June 30, 2014, consisting of $115 million from the regulated electric transmission and distribution utility (TDU) and $30 million related to transition and system restoration bond companies (Bond Companies). For the three months ended June 30, 2013, operating income totaled $165 million, consisting of $131 million from the TDU and $34 million related to Bond Companies. TDU operating income decreased $16 million due to decreased usage ($10 million), primarily due to milder weather, increased operating and maintenance expenses ($8 million, excluding $46 million of higher transmission costs largely offset by increased transmission revenue) and increased depreciation expense ($4 million), partially offset by customer growth ($7 million) from the addition of over 48,000 new customers.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

We reported operating income of $251 million for the six months ended June 30, 2014, consisting of $191 million from TDU and $60 million related to Bond Companies. For the six months ended June 30, 2013, operating income totaled $249 million, consisting of $180 million from the TDU and $69 million related to Bond Companies. TDU operating income increased $11 million due to customer growth ($14 million) from the addition of over 48,000 new customers, higher equity returns ($13 million) primarily related to true-up proceeds and increased usage ($10 million), primarily due to colder winter weather, partially offset by increased operating and maintenance expenses ($13 million, excluding $91 million of higher transmission costs largely offset by increased transmission revenue), increased depreciation expense ($6 million) and increased taxes other than income taxes ($2 million).

Income Tax Expense. Our effective tax rate reported for both the three and six months ended June 30, 2014 was 37% compared to 37% and 36%, respectively, for the same periods in 2013.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2013 Form 10-K, “Risk Factors” in Item 1A of Part II in our First Quarter Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal anticipated cash requirements for the remaining six months of 2014 include approximately $411 million of capital expenditures and $165 million of scheduled principal payments on transition and system restoration bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in the remaining six months of 2014. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2013 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. We appealed the denial of the full 2008 performance bonus. We have also appealed similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to our 2009, 2010 and 2011 (only through August 2011) energy efficiency programs. These subsequent cases were abated pending the final outcome of the 2008 bonus appeal. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision disallowing such bonuses and in January 2014, the Texas Supreme Court declined to hear the Texas Utility Commission's appeal. As a result of the Texas Supreme Court’s decision, in April 2014, four separate proceedings were initiated, which were later consolidated into one proceeding, at the Texas Utility Commission to determine the amount we are to recover. In May 2014, parties to the proceeding entered into a unanimous stipulation agreeing to the amount to be recovered but not to the customer class recovery allocation. The parties agreed that we are to recover $7.5 million in performance bonus, $0.2 million in rate case expenses associated with appeals of the proceedings and at least $2.5 million in carrying costs, with final determination of carrying costs based on the timing of the decision regarding customer class recovery allocation. We expect to start recovery in the third or fourth quarter of 2014. Starting September 2011, our energy efficiency programs are no longer funded pursuant to the terms of the prior settlement, and performance bonus calculations subsequent to that date are not affected by the court’s decision.

Transmission Cost of Service (TCOS). On March 26, 2014, we filed an application with the Texas Utility Commission for an interim update of our TCOS seeking an increase in annual revenue of $13.6 million based on an increase in total rate base of $184.5 million. We received approval from the Texas Utility Commission during the second quarter of 2014, and rates became effective May 12, 2014.

Energy Efficiency Cost Recovery Factor (EECRF). On May 30, 2014, we filed an application for approval of an adjustment to our EECRF for 2015. Our requested recovery is $51.4 million composed of approximately: (1) $39.1 million in estimated 2015 program costs; (2) a performance bonus for 2013 achievements of $16.2 million; (3) $1 million for 2015 evaluation, measurement and verification costs; (4) a credit of $5.1 million for the over-recovery of 2013 program costs; and (5) $0.2 million in 2013 proceeding for rate case expenses. The Texas Utility Commission is expected to rule on the EECRF application in the fourth quarter of 2014. Upon approval, the effective date of the rate adjustment will be March 1, 2015.

Brazos Valley Connection Project. In July 2013, we and other parties submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston Region (Brazos Valley Connection, formerly referred to as the Houston Import Project). In April 2014, ERCOT’s Board of Directors voted to endorse the Brazos Valley Connection and deemed the project critical for reliability.  ERCOT has estimated the costs for the entire project to be approximately $600 million. The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing transmission line to increase its rating. ERCOT anticipates that this project will be completed no later than June 2018. On April 30, 2014, ERCOT staff determined that we would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60 miles of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line.  Other transmission service providers were designated by ERCOT for the portion of the project from the Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation. As the owner of the originating and terminating substations of the entire project, we appealed that determination to the Texas Utility Commission in May 2014 and are seeking the right to construct, own, and maintain the entire project, except for necessary upgrades to the Gibbons Creek Substation.  We requested an expedited decision from the Texas Utility Commission, which is expected to hear the appeal on August 21, 2014.

Agreement with City of Houston. On June 13, 2014, we entered into an agreement with the City of Houston, Texas providing that neither we nor the city will initiate a base rate case for us earlier than December 31, 2016, subject to a $20 million force majeure provision. During that period, we have the right to adjust our rates through (1) the schedules and riders in our tariff approved by the Texas Utility Commission; (2) adjustments to our distribution rates using the distribution cost recovery factor rule adopted by the Texas Utility Commission; and (3) adjustments to our transmission rates under Texas Utility Commission rules. We also have the right to propose rates for new services. This agreement is not binding on any other city within our service territory or the Texas Utility Commission.

Other Matters

Credit Facility

As of July 24, 2014, we had the following revolving credit facility and utilization of such facility (in millions):

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

Temporary Investments

As of July 24, 2014, we had no temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of July 24, 2014, we had $4 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.

As of June 30, 2014, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.5 billion, of which $464 million is not reflected in our consolidated financial statements. Of the $464 million, $408 million collateralized debt of CenterPoint Energy and is not reflected because of the contingent nature of the obligations and $56 million collateralized pollution control bonds that we hold for future remarketing. CenterPoint Energy held $290 million of its collateralized debt for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $3.6 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2014. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At June 30, 2014, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company II	$975
Bond Company III	296
Bond Company IV	1,456
Restoration Bond Company	483
Total	$3,210

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of July 24, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A1	Stable	A	Stable	A	Stable
____________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2014, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults

Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of June 30, 2014, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn Energy, Inc. (GenOn) and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG Energy, Inc., Energy Future Holdings Corp. and Just Energy Group, Inc., to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, we continue to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Note 8 to our Interim Condensed Financial Statements and “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2013 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2013 Form 10-K and First Quarter Form 10-Q.

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2014 and 2013 was 2.17 and 2.10, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: August 8, 2014

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