Form 10-Q
period 2014-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2014-11-07
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of October 22, 2014, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	changes in technology, particularly with respect to efficient battery storage or emergence or growth of new, developing or alternative sources of generation;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

•	the ability of retail electric providers (REPs), including REP affiliates of NRG, Energy Future Holdings Corp. and Just Energy Group, Inc., to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	our ability to invest planned capital;

•	the investment performance of CenterPoint Energy, Inc.’s pension and postretirement benefit plans;

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$839	$745	$2,167	$1,933

Expenses:
Operation and maintenance	321	259	912	746
Depreciation and amortization	230	190	602	530
Taxes other than income taxes	56	57	170	169
Total	607	506	1,684	1,445
Operating Income	232	239	483	488

Other Income (Expense):
Interest and other finance charges	(27)	(24)	(80)	(77)
Interest on transition and system restoration bonds	(30)	(32)	(90)	(101)
Other, net	4	9	11	25
Total	(53)	(47)	(159)	(153)
Income Before Income Taxes	179	192	324	335
Income tax expense	60	66	113	117
Net Income	$119	$126	$211	$218

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	September 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents ($212 and $207 related to VIEs, respectively)	$215	$207
Accounts and notes receivable ($99 and $60 related to VIEs, respectively), less bad debt reserve of $3 and $3, respectively	347	261
Accounts and notes receivable—affiliated companies	84	5
Accrued unbilled revenues	100	87
Inventory	114	105
Deferred tax asset	2	3
Other ($49 and $41 related to VIEs, respectively)	63	65
Total current assets	925	733

Property, Plant and Equipment:
Property, plant and equipment	9,203	8,741
Less: accumulated depreciation and amortization	3,026	2,907
Property, plant and equipment, net	6,177	5,834

Other Assets:
Regulatory assets ($2,824 and $3,179 related to VIEs, respectively)	2,679	2,999
Other	41	43
Total other assets	2,720	3,042

Total Assets	$9,822	$9,609

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	September 30, 2014	December 31, 2013
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$370	$354
Accounts payable	122	137
Accounts and notes payable—affiliated companies	104	80
Taxes accrued	109	144
Interest accrued	50	75
Other	110	128
Total current liabilities	865	918
Other Liabilities:
Accumulated deferred income taxes, net	1,945	2,035
Benefit obligations	227	227
Regulatory liabilities	545	509
Other	54	46
Total other liabilities	2,771	2,817
Long-term Debt:
VIE transition and system restoration bonds	2,736	3,046
Other	2,006	1,595
Total long-term debt	4,742	4,641

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,232	1,232
Retained earnings	212	1
Total member’s equity	1,444	1,233

Total Liabilities and Member’s Equity	$9,822	$9,609

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$211	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	602	530
Amortization of deferred financing costs	12	12
Deferred income taxes	(95)	(48)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(99)	(84)
Accounts receivable/payable - affiliated companies	(9)	(37)
Inventory	(9)	(9)
Accounts payable	—	10
Taxes receivable	—	7
Interest and taxes accrued	(60)	(33)
Net regulatory assets and liabilities	(7)	21
Other current assets	11	10
Other current liabilities	(18)	(17)
Other assets	—	3
Other liabilities	10	21
Other, net	(6)	—
Net cash provided by operating activities	543	604

Cash Flows from Investing Activities:
Capital expenditures	(588)	(508)
Decrease (increase) in notes receivable - affiliated companies	(43)	369
Decrease (increase) in restricted cash of transition and system restoration bond companies	(9)	13
Other, net	(7)	4
Net cash used in investing activities	(647)	(122)

Cash Flows from Financing Activities:
Proceeds from long-term debt	600	—
Payments of long-term debt	(477)	(838)
Decrease in short-term notes payable - affiliated companies	(3)	(92)
Debt issuance costs	(7)	(1)
Other, net	(1)	1
Net cash provided by (used in) financing activities	112	(930)

Net Increase (Decrease) in Cash and Cash Equivalents	8	(448)
Cash and Cash Equivalents at Beginning of Period	207	646
Cash and Cash Equivalents at End of Period	$215	$198

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$186	$221
Income taxes, net	221	108
Non-cash transactions:
Accounts payable related to capital expenditures	$35	$51

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At September 30, 2014, CenterPoint Houston had the following subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC.  The transition and system restoration bond companies, which are classified as variable interest entities, are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these companies are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest cost	$4	$3	$11	$10
Expected return on plan assets	(2)	(2)	(5)	(5)
Amortization of prior service credit	—	—	(1)	—
Amortization of loss	—	1	1	3
Amortization of transition obligation	1	2	3	4
Net periodic cost	$3	$4	$9	$12

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2014, of which $2 million and $6 million was contributed during the three and nine months ended September 30, 2014, respectively.

(4)	Regulatory Accounting

As of September 30, 2014, CenterPoint Houston has not recognized an allowed equity return of $456 million because such return will be recognized as it is recovered in rates. During the three months ended September 30, 2014 and 2013, CenterPoint Houston recognized approximately $20 million and $15 million, respectively, of the allowed equity return not previously recognized.  During the nine months ended September 30, 2014 and 2013, CenterPoint Houston recognized approximately $52 million and $35 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At September 30, 2014 and December 31, 2013, CenterPoint Houston held Level 1 investments of $46 million and $38 million, respectively, which were primarily investments in money market funds and are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either September 30, 2014 or December 31, 2013.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either September 30, 2014 or December 31, 2013.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the nine months ended September 30, 2014, there were no transfers between levels.

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

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$5,112	$5,419	$4,995	$5,165

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated, and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $43 million and borrowings from the money pool of $3 million at September 30, 2014 and December 31, 2013, respectively, which are included in Accounts and notes receivable-affiliated companies and Accounts and notes payable-affiliated companies, respectively, in the Condensed Consolidated Balance Sheets.

Other Income (Expense) included the net interest income (expense) related to Accounts and notes receivables and payables - affiliated companies.  CenterPoint Houston had net interest income of less than $1 million and $5 million for the three months ended September 30, 2014 and 2013, respectively, and net interest expense of less than $1 million and net interest income of $14 million for the nine months ended September 30, 2014 and 2013, respectively.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $41 million and $36 million for the three months ended September 30, 2014 and 2013, respectively, and $117 million and $109 million for the nine months ended September 30, 2014 and 2013, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

Sales to affiliates of NRG Energy, Inc. (NRG) in the three months ended September 30, 2014 and 2013 represented approximately$222 million and $202 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. (Energy Future Holdings) in the three months ended September 30, 2014 and 2013 represented approximately $59 million and $52 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the nine months ended September 30, 2014 and 2013 represented approximately $552 million and $494 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings in the nine months ended September 30, 2014 and 2013 represented approximately $140 million and $125 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

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

Revolving Credit Facility. On September 9, 2014, CenterPoint Houston's revolving credit facility was amended to, among other things, extend the maturity date of the commitment from September 9, 2018 to September 9, 2019. The amendment also reduced the swingline and letter of credit sub-facility, with the total commitment remaining unchanged. As of September 30, 2014 and December 31, 2013, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	September 30, 2014		December 31, 2013
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2019, can be drawn at the London Interbank Offered Rate plus 1.125% based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston's consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of its consolidated capitalization.

CenterPoint Houston was in compliance with all financial covenants in its revolving credit facility at September 30, 2014.

Other. As of both September 30, 2014 and December 31, 2013, CenterPoint Houston had issued $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations. CenterPoint Energy held $290 million of its collateralized debt for future remarketing.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on July 1, 2014. The defendants filed an opening brief with the court on September 18, 2014. The plaintiffs’ brief is due on November 21, 2014, and the other defendants' reply brief is due on December 22, 2014.

Four amicus briefs favorable to our co-defendants were filed by the United States, Interstate Natural Gas Association of America, et. al., Washington Legal Foundation and Noble America Corporation, et. al. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Houston does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

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

(9)       Income Taxes

The effective tax rate reported for both the three and nine months ended September 30, 2014 and 2013 was 34% and 35%, respectively. For the three and nine months ended September 30, 2014, CenterPoint Houston recognized a tax benefit of $5 million related to the reversal of previously accrued taxes as a result of filing the 2013 federal income tax return. For the three and nine months ended September 30, 2013, CenterPoint Houston recognized a tax benefit of $5 million based on the settlement of outstanding tax claims for the 2002 and 2003 audit cycles.

CenterPoint Houston reported no uncertain tax liability as of September 30, 2014 and expects no significant change to the uncertain tax liability over the next twelve months. CenterPoint Energy’s consolidated federal income tax returns for the years 2012 and 2013 are currently under audit by the Internal Revenue Service (IRS). Tax years through 2011 have been audited and settled with the IRS. For 2014, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2013 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Debt Matters. On September 9, 2014, our revolving credit facility was amended to, among other things, extend the maturity date of the commitment from September 9, 2018 to September 9, 2019. The amendment also reduced the swingline and letter of credit sub-facility, with the total commitment remaining unchanged.
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

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$660	$600	$1,717	$1,534
Transition and system restoration bond companies	179	145	450	399
Total revenues	839	745	2,167	1,933
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	319	256	907	740
Depreciation and amortization, excluding transition and system restoration bond companies	83	80	247	238
Taxes other than income taxes	56	57	170	169
Transition and system restoration bond companies	149	113	360	298
Total expenses	607	506	1,684	1,445
Operating income	232	239	483	488
Interest and other finance charges	(27)	(24)	(80)	(77)
Interest on transition and system restoration bonds	(30)	(32)	(90)	(101)
Other income, net	4	9	11	25
Income before income taxes	179	192	324	335
Income tax expense	60	66	113	117
Net income	$119	$126	$211	$218

Operating Income:
Electric transmission and distribution utility	$202	$207	$393	$387
Transition and system restoration bond companies (1)	30	32	90	101
Total operating income	$232	$239	$483	$488

Throughput (in gigawatt-hours (GWh)):
Residential	9,737	9,945	22,000	21,736
Total	24,802	24,410	63,129	61,544

Number of metered customers at end of period:
Residential	2,018,858	1,973,270	2,018,858	1,973,270
Total	2,284,202	2,234,041	2,284,202	2,234,041
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

We reported operating income of $232 million for the three months ended September 30, 2014, consisting of $202 million from the regulated electric transmission and distribution utility (TDU) and $30 million related to transition and system restoration bond companies (Bond Companies). For the three months ended September 30, 2013, operating income totaled $239 million, consisting of $207 million from the TDU and $32 million related to Bond Companies. TDU operating income decreased $5 million primarily due to increased labor and support services costs ($9 million), an adjustment to our claims liability reserve ($6 million) and decreased usage ($11 million), primarily due to milder weather, which were partially offset by customer growth ($10 million) from the addition of over 50,000 new customers, higher equity returns ($7 million) primarily related to true-up proceeds and increased right-of-way revenues ($6 million). Increased transmission costs of $47 million were largely offset by increased transmission revenue.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

We reported operating income of $483 million for the nine months ended September 30, 2014, consisting of $393 million from TDU and $90 million related to Bond Companies. For the nine months ended September 30, 2013, operating income totaled $488 million, consisting of $387 million from the TDU and $101 million related to Bond Companies. TDU operating income increased $6 million primarily due to customer growth ($24 million) from the addition of over 50,000 new customers and higher equity returns ($20 million) primarily related to true-up proceeds, which were partially offset by increased labor and support services costs ($15 million), an adjustment to our claims liability reserve ($6 million), increased other operation and maintenance expenses ($7 million, excluding $139 million of higher transmission costs largely offset by increased transmission revenue), increased depreciation expense ($9 million) and decreased usage ($1 million), primarily due to milder weather.

Income Tax Expense. Our effective tax rate reported for both the three and nine months ended September 30, 2014 and 2013 was 34% and 35%, respectively. For the three and nine months ended September 30, 2014, we recognized a tax benefit of $5 million related to the reversal of previously accrued taxes as a result of filing the 2013 federal income tax return. For the three and nine months ended September 30, 2013, we recognized a tax benefit of $5 million based on the settlement of outstanding tax claims for the 2002 and 2003 audit cycles.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal anticipated cash requirements for the remaining three months of 2014 include approximately $217 million of capital expenditures and $60 million of scheduled principal payments on transition and system restoration bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in the remaining three months of 2014. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 was filed with the Securities and Exchange Commission (SEC) are discussed below.

2008 Energy Efficiency Cost Recovery Factor (EECRF) Appeal. In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. We appealed the denial of the full 2008 performance bonus. We have also appealed similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to our 2009, 2010 and 2011 (only through August 2011) energy efficiency programs. These subsequent cases were abated pending the final outcome of the 2008 bonus appeal. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision disallowing such bonuses and in January 2014, the Texas Supreme Court declined to hear the Texas Utility Commission's appeal. As a result of the Texas Supreme Court’s decision, in April 2014, four separate proceedings were initiated, which were later consolidated into one proceeding, at the Texas Utility Commission to determine the amount we are to recover. In May 2014, parties to the proceeding entered into a unanimous stipulation agreeing to the amount to be recovered but not to the customer class recovery allocation. The parties agreed that we are to recover $7.5 million in performance bonus, $0.2 million in rate case expenses associated with appeals of the proceedings and at least $2.5 million in carrying costs, with final determination of carrying costs based on the timing of the decision regarding customer class recovery allocation. In August 2014, the Texas Utility Commission entered a final order approving $10.4 million with no change regarding customer class recovery allocation. The rates became effective October 15, 2014. Starting September 2011, our energy efficiency programs are no longer funded pursuant to the terms of the prior settlement, and performance bonus calculations subsequent to that date are not affected by the court’s decision.

2014 EECRF. On May 30, 2014, we filed an application for approval of an adjustment to our EECRF for 2015. Our requested recovery is $51.4 million composed of approximately: (1) $39.1 million in estimated 2015 program costs; (2) a performance bonus for 2013 achievements of $16.2 million; (3) $0.9 million for 2015 evaluation, measurement and verification costs; (4) a credit of $5.1 million for the over-recovery of 2013 program costs; and (5) $0.2 million in rate case expenses from the 2013 EECRF proceeding. In September 2014, the parties signed a partial stipulation agreeing that we shall be allowed to recover the net of (1) $39.1 million in estimated 2015 program costs; (2) a performance bonus for 2013 achievements of between $15.8 million and $16.2 million, depending on the outcome of the one remaining contested issue relating to a bonus calculation; (3) $0.9 million for 2015 evaluation, measurement and verification costs; (4) a credit of $5.1 million for the over-recovery of 2013 program costs; (5) $0.2 million in rate case expenses from the 2013 EECRF proceeding; and (6) an adjustment of $57,000 to exclude certain administrative costs. The Texas Utility Commission is expected to rule on the partial settlement and decide the remaining contested issue in the fourth quarter of 2014. Upon approval, the effective date of the rate adjustment will be March 1, 2015.

Brazos Valley Connection Project. In July 2013, we and other transmission service providers submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston Region (Brazos Valley Connection, formerly referred to by us as the Houston Import Project). In April 2014, ERCOT’s Board of Directors voted to endorse the Brazos Valley Connection and deemed the project critical for reliability.  The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing 345 kV TH Wharton-Addicks transmission line to increase its rating. ERCOT deemed the approved project critical for reliability in the Houston region. Also in April 2014, ERCOT staff determined that we would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60 miles of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line.  Other transmission service providers were designated by ERCOT for the portion of the project from the Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation. As the owner of the originating and terminating substations of the entire project, we appealed that determination to the Texas Utility Commission in May 2014 and sought the right to construct, own, and maintain the entire project, except for necessary upgrades to the Gibbons Creek Substation.  On October 17, 2014, the Texas Utility Commission filed an order that denied our appeal and upheld the April 2014 ERCOT decision to split the project between us and other transmission service providers.  As a result, we estimate that our portion of the capital costs will be $300 million. ERCOT has estimated that the cost of the entire project will be approximately $600 million. We anticipate that our portion of the Brazos Valley Connection project will be completed by mid-2018.  Also in May 2014, several electric generators appealed the ERCOT Board of Directors’ April 2014 approval of the project and the determination that the project was critical for reliability in the Houston region to the Texas Utility Commission.  A hearing on the May 2014 appeal by the electric generators was held by the Texas Utility Commission in October 2014, but the Texas Utility Commission has not yet ruled on the appeal.

Other Matters

Credit Facility

On September 9, 2014, our revolving credit facility was amended to, among other things, extend the maturity date of the commitment from September 9, 2018 to September 9, 2019. The amendment also reduced the swingline and letter of credit sub-facility, with the total commitment remaining unchanged. As of October 22, 2014, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2019
_________

(1)	Represents outstanding letters of credit.

Our $300 million revolving credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 1.125% based on our current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization.

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

Temporary Investments

As of October 22, 2014, we had no temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of October 22, 2014, we had $51 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.

As of September 30, 2014, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.5 billion, of which $464 million is not reflected in our consolidated financial statements. Of the $464 million, $408 million collateralized debt of CenterPoint Energy and is not reflected because of the contingent nature of the obligations and $56 million collateralized pollution control bonds that we hold for future remarketing. CenterPoint Energy held $290 million of its collateralized debt for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $3.7 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2014. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At September 30, 2014, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company II	$910
Bond Company III	277
Bond Company IV	1,456
Restoration Bond Company	463
Total	$3,106

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of October 22, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2014, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults

Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of September 30, 2014, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2014 and 2013 was 2.78 and 2.77, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
4.2	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2013	1-3187	4.2
4.3	Second Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 10, 2014	1-3187	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: November 7, 2014

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
4.2	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2013	1-3187	4.2
4.3	Second Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 10, 2014	1-3187	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document