Form 10-K
period 2014-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2015-03-09
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates as of June 30, 2014: None

i

We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2014, 2013 and 2012.

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

Electric Transmission & Distribution

We are a transmission and distribution electric utility that operates wholly within the state of Texas. Neither we nor any other subsidiary of CenterPoint Energy makes direct retail or wholesale sales of electric energy or owns or operates any electric generating facilities.

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

ERCOT Market Framework

We are a member of ERCOT. Within ERCOT, prices for wholesale generation and retail electric sales are unregulated, but services provided by transmission and distribution companies are regulated by the Texas Utility Commission. ERCOT serves as the regional reliability coordinating council for member electric power systems in most of Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 90% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market included available generating capacity of over 77,000 megawatts (MW) at December 31, 2014. Currently, there are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

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

Restructuring of the Texas Electric Market

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law). Pursuant to that legislation, integrated electric utilities operating within ERCOT were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation provided for a transition period to move to the new market structure and provided a mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs were recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge as a rider to the utility’s tariff. Our integrated utility business was restructured in accordance with the Texas electric restructuring law and its generating stations were sold to third parties. Ultimately we were authorized to recover a total of approximately $5 billion in stranded costs, other charges and related interest. Most of that amount was recovered through the issuance of transition bonds by our special purpose subsidiaries. The transition bonds are repaid through charges imposed on customers in our service territory. As of December 31, 2014, approximately $2.6 billion aggregate principal amount of transition bonds were outstanding.

Customers

We serve nearly all of the Houston/Galveston metropolitan area. At December 31, 2014, our customers consisted of approximately 70 REPs, which sell electricity to over two million metered customers in our certificated service area, and municipalities, electric cooperatives and other distribution companies located outside our certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission.

Sales to REPs that are affiliates of NRG Energy, Inc. (NRG) represented approximately 37%, 38% and 39% of our transmission and distribution revenues in 2014, 2013 and 2012, respectively.  Sales to REPs that are affiliates of Energy Future Holdings Corp. (Energy Future Holdings) represented approximately 10% of our transmission and distribution revenues in each of 2014, 2013 and 2012.  Our aggregate billed receivables balance from REPs as of December 31, 2014 was $195 million.  Approximately 36% and 10% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. We do not have long-term contracts with any of our customers. We operate using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In May 2012, we substantially completed the deployment of an advanced metering system (AMS), having installed approximately 2.2 million smart meters. To recover the cost of the AMS, the Texas Utility Commission approved a monthly surcharge payable by REPs, initially over 12 years and later reduced to six years as a result of U.S. Department of Energy (DOE) grant funds. The surcharge is currently set to expire in 2015 for residential customers and in 2016 to 2017 for non-residential customers. The surcharge amounts and duration are subject to adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.

We are also pursuing deployment of an electric distribution grid automation strategy that involves the implementation of an “Intelligent Grid” (IG) which would provide on-demand data and information about the status of facilities on our system. We expect to include the costs of the deployment in future rate proceedings before the Texas Utility Commission.

In October 2009, the DOE selected us for a $200 million grant to help fund our AMS and IG projects. We received substantially all of the $200 million of grant funding from the DOE by 2011 and used $150 million of it to accelerate completion of our deployment of advanced meters to 2012. We are using the other $50 million from the grant for an initial deployment of an IG that covers approximately 12% of our service territory. The DOE-funded portion of the IG project is expected to be completed in 2015, and the capital portion of the IG project subject to partial funding by the DOE will cost approximately $140 million.

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

As of December 31, 2014, we had approximately $2.4 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including $408 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $56 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2014, we had approximately $102 million aggregate principal amount of first mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $3.9 billion of additional general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2014. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines — Overhead.  As of December 31, 2014, we owned 28,282 pole miles of overhead distribution lines and 3,719 circuit miles of overhead transmission lines, including 342 circuit miles operated at 69,000 volts, 2,161 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines — Underground.  As of December 31, 2014, we owned 22,435 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2014, we owned 236 major substation sites having a total installed rated transformer capacity of 57,477 megavolt amperes.

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

For a discussion of certain of our ongoing regulatory proceedings, see “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report, which discussion is incorporated herein by reference.

ENVIRONMENTAL MATTERS

Our operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations or attributable to former operations; and

•	enjoining the operations of facilities with permits issued pursuant to such environmental laws and regulations.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to, among other activities:

•	construct or acquire new facilities and equipment;

•	acquire permits for facility operations;

•	modify, upgrade or replace existing and proposed equipment; and

•	clean or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean and restore sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Based on current regulatory requirements and interpretations, we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we believe that our current environmental remediation activities will not materially interrupt or diminish our operational ability. We cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of material current environmental and safety laws and regulations that relate to our operations. We believe that we are in substantial compliance with these environmental laws and regulations.

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane. The United States Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Following a finding by the U.S. Environmental

Protection Agency (EPA) that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act. One requires a reduction in emissions of GHGs from motor vehicles beginning January 2, 2011.  The other regulates emissions of GHGs from certain large stationary sources under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs, commencing when the motor vehicle standards took effect on January 2, 2011. Also, the EPA adopted its “Mandatory Reporting of Greenhouse Gases Rule” that requires the annual calculation and reporting of GHG emissions from natural gas transmission, gathering, processing and distribution systems and electric distribution systems that emit 25,000 metric tons or more of CO2 equivalent per year.  These additional reporting requirements began in 2012 and we are currently in compliance. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

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

Air Emissions

Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions. We may be required to obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

The EPA continues to adopt amendments to its regulations regarding maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule), the most recent being January 14, 2013.  On August 29, 2013, the EPA announced that it was reconsidering three issues related to the RICE MACT rule, but on August 15, 2014, the EPA determined that it would not propose any changes to the regulations at this time. Back up electrical generators we use are generally compliant with existing regulations.

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

EMPLOYEES

As of December 31, 2014, we had 2,650 full-time employees, of which approximately 49% were covered by collective bargaining agreements.

Item 1A.	Risk Factors

The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this report, summarizes the principal risk factors associated with our business.

Risk Factors Associated with Our Consolidated Financial Condition

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

As of December 31, 2014, we had $5.1 billion of outstanding indebtedness on a consolidated basis, which includes $3.0 billion of non-recourse transition and system restoration bonds. As of December 31, 2014, principal repayments through 2017 are limited to scheduled principal repayments on transition and system restoration bonds of approximately $1.2 billion, for which dedicated revenue streams exist. Our future financing activities may be significantly affected by, among other things:

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and CenterPoint Energy and the markets in which we operate;

•	maintenance of acceptable credit ratings by us and CenterPoint Energy;

•	market expectations regarding our and CenterPoint Energy’s future earnings and cash flows;

•	market perceptions of our and CenterPoint Energy’s ability to access capital markets on reasonable terms;

•
our exposure to GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc. (RRI)), a wholly owned subsidiary of NRG, in connection with certain indemnification obligations; and

•	provisions of relevant tax and securities laws.

As of December 31, 2014, we had approximately $2.4 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including $408 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $56 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2014, we had approximately $102 million aggregate principal amount of first mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.

Approximately $3.9 billion of additional general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2014. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of December 31, 2014, CenterPoint Energy and its subsidiaries other than us have approximately $1.1 billion principal amount of debt required to be paid through 2017.  If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness and liquidity could be adversely affected.  In addition, CenterPoint Energy or its other subsidiaries or affiliates may from time to time acquire or dispose of assets or businesses or enter into joint ventures or other transactions that could adversely impact the credit capacity, credit ratings or liquidity of CenterPoint Energy or its other subsidiaries or affiliates, which, as a result, could adversely impact our credit ratings and liquidity. Also, from time to time we and other affiliates invest in or borrow funds from the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.

Risk Factors Affecting Our Business

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

A significant portion of our revenues is derived from rates that we collect from each REP based on the amount of electricity we deliver on behalf of such REP. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues generally being higher during the warmer months. Unusually mild weather in the warmer months could diminish our results of operations and harm our financial condition. Conversely, extreme warm weather conditions could increase our results of operations in a manner that would not likely be annually recurring.

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

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to our customers. As of December 31, 2014, we did business with approximately 70 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and we thus remain at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of our billed receivables from REPs are from affiliates of NRG and Energy Future Holdings. Our aggregate billed receivables balance from REPs as of December 31, 2014 was $195 million. Approximately 36% and 10% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. In April 2014, Energy Future Holdings publicly disclosed that it and the substantial majority of its direct and indirect subsidiaries, excluding Oncor Electric Delivery Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments we had received from such REP.

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
We have deployed an AMS throughout our service territory. The deployment consisted, among other elements, of replacing existing meters with new electronic meters that record metering data at 15-minute intervals and wirelessly communicate that information to us over a bi-directional communications system installed for that purpose. The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers’ premises, such as monthly readings for billing purposes and special readings associated with a customer’s change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, changes in technology, cyber-security issues and factors outside our control, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Other Risk Factors Affecting Our Business

We are subject to operational and financial risks and liabilities arising from environmental laws and regulations.

Our operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of electric transmission and distribution systems, and the facilities that support these systems. we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations, or attributable to former operations; and

•	enjoining the operations of facilities with permits issued pursuant to such environmental laws and regulations.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new facilities and equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	clean or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean and restore sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

In common with other companies in our line of business that serve coastal regions, we do not have insurance covering our transmission and distribution system, other than substations, because we believe it to be cost prohibitive. In the future, we may not be able to recover the costs incurred in restoring our transmission and distribution properties following hurricanes or other disasters through issuance of storm restoration bonds or a change in our regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, we may not be able to restore any loss of, or damage to, any of our transmission and distribution properties without negative impact on our results of operations, financial condition and cash flows.

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

Cyber-attacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our results of operations, financial condition and cash flows.
We are subject to cyber- and physical security risks related to breaches in the systems and technology used (i) to manage operations and other business processes and (ii) to protect sensitive information maintained in the normal course of business. The operation of our electric transmission and distribution system is dependent on not only physical interconnection of our facilities, but also on communications among the various components of our system.  As we deploy smart meters and the intelligent grid, reliance on communication between and among those components increases.  Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability to conduct operations and control assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, and subject us to possible legal claims and liability. We are not fully insured against all cyber-security risks, any of which could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, electrical distribution and transmission facilities may be targets of terrorist activities that could disrupt our ability to conduct our business and have a material adverse effect on our results of operations, financial condition and cash flows.
Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business we collect and retain personally identifiable information of our customers and employees. Our customers and employees expect that we will adequately protect their personal information, and the United States regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of customer, employee or CenterPoint Houston data by cyber-crime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.
Our results of operations, financial condition and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks, including:

•	operator error or failure of equipment or processes;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•	information technology system failures that impair our information technology infrastructure or disrupt normal business operations;

•
information technology failure that affects our ability to access customer information or causes us to lose confidential or proprietary data that materially and adversely affects our reputation or exposes us to legal claims; and

•	catastrophic events such as fires, earthquakes, explosions, floods, droughts, hurricanes, terrorism, pandemic health events or other similar occurrences.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have a material adverse effect on our results of operations, financial condition and/or cash flows.

Our success depends upon our ability to attract, effectively transition and retain key employees and identify and develop talent to succeed senior management.

We depend on our senior executive officers and other key personnel. Our success depends on our ability to attract, effectively transition and retain key personnel. The inability to recruit and retain or effectively transition key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, because of the reliance on our management team, our future success depends in part on our ability to identify and develop talent to succeed senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critically important to the successful implementation of our strategies.
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

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the most recent United Nations Climate Change Conference in Lima, Peru, in 2014. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. In addition, the EPA expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit

25,000 metric tons or more of CO2 equivalent per year. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.

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

Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.

We have risks associated with aging infrastructure assets.  The age of certain of our assets may result in a need for replacement, or higher level of maintenance costs as a result of our risk based federal and state compliant integrity management programs.  Failure to achieve timely recovery of these expenses could adversely impact revenues and could result in increased capital expenditures or expenses.

The operation of our facilities depends on good labor relations with our employees.

We have entered into and have in place a collective bargaining agreement with a labor union. This contract will be renegotiated over the next two years.  Any failure to reach an agreement on a new labor contract or to negotiate this labor contract might result in strikes, boycotts or other labor disruptions. These potential labor disruptions could have a material adverse effect on our business, results of operations and/or cash flows. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, results of operations and/or cash flows.

Our businesses will continue to have to adapt to technological change and may not be successful or may have to incur significant expenditures to adapt to technological change.

We operate in businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. We expect that new technologies will emerge or grow that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures so that we can continue to provide cost-effective and reliable methods of energy delivery.

Our future success will depend, in part, on our ability to anticipate and adapt to technological changes in a cost-effective manner and to offer, on a timely basis, reliable services that meet customer demands and evolving industry standards. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies or incur significant expenditures in adapting to technological change, our businesses, operating results and financial condition could be materially and adversely affected.

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

We are involved in numerous legal proceedings, the outcome of which are uncertain, and resolutions adverse to us could negatively affect our financial results.

We are subject to numerous legal proceedings, the most significant of which are summarized in Footnote 10 of the Notes to the Consolidated Financial Statements. Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters with assurance. Final resolution of these matters may require additional expenditures over an extended period of time that may be in excess of established reserves and may have a material adverse effect on our financial results.

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

For a discussion of material legal and regulatory proceedings affecting us, please read “Regulation” and “Environmental Matters” in Item 1 of this report, “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 10(b) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our 1,000 outstanding common shares are held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy.

In 2014, we paid no dividends on our common shares to Utility Holding, LLC. In 2013 and 2012, we paid dividends of $766 million and $1.7 billion, respectively, on our common shares to Utility Holding, LLC.

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

On behalf of REPs, we deliver electricity from power plants to substations, from one substation to another and to retail electric customers in locations throughout our certificated service territory. The Electric Reliability Council of Texas, Inc. (ERCOT) serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market represents approximately 90% of the demand for power in Texas and is one of the nation’s largest power markets. Transmission and distribution services are provided under tariffs approved by the Public Utility Commission of Texas (Texas Utility Commission).

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

Performance of our business is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis.  In 2012, we generally experienced normal weather in the summer months. In 2013, we experienced a colder than normal spring and very cold weather in November and December in Houston. The cooler weather continued into 2014 and throughout the year, resulting in a colder than normal January and February and milder temperatures for the rest of the year, including the summer months, in the Houston area. Long term national trends indicate customers have reduced their energy consumption, and reduced consumption can adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the area we serve, the trend toward lower usage has slowed. In our service area, we have benefited from growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this trend will continue as the region’s economies maintain current growth. The profitability of our business is influenced significantly by the regulatory treatment we receive from the state and local regulators who set our electric distribution rates.

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

On March 17, 2014, we issued $600 million principal amount of 4.50% General Mortgage Bonds due 2044. The proceeds from the sale of the bonds were used for general limited liability company purposes, including the repayment of short-term notes payable to affiliated companies.
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

•
problems with regulatory approval, construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

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

•	our ability to recruit, effectively transition and retain management and key employees;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	our ability to invest planned capital;

•	the investment performance of CenterPoint Energy’s pension and postretirement benefit plans;

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

The following table sets forth selected financial data for the years ended December 31, 2014, 2013 and 2012, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2014	2013	2012
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$2,280	$2,070	$1,949
Transition and system restoration bond companies	566	507	591
Total Revenues	2,846	2,577	2,540
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	1,251	1,045	942
Depreciation and amortization, excluding transition and system restoration bond companies	327	319	301
Taxes other than income taxes	224	225	214
Transition and system restoration bond companies	448	374	444
Total Expenses	2,250	1,963	1,901
Operating Income	596	614	639
Interest and other finance charges	(109)	(99)	(141)
Interest on transition and system restoration bonds	(118)	(133)	(147)
Other income, net	14	33	41
Income Before Income Taxes and Extraordinary Item	383	415	392
Income Tax Expense	131	146	113
Net Income	$252	$269	$279

Throughput (in gigawatt-hours (GWh)):
Residential	27,498	27,485	27,315
Total	81,839	79,985	78,593

Number of metered customers at end of period:
Residential	2,033,027	1,982,699	1,943,423
Total	2,299,247	2,244,289	2,199,764

2014 Compared to 2013.  We reported operating income of $596 million for 2014, consisting of $478 million from our regulated electric transmission and distribution utility operations (TDU) and $118 million related to transition and system restoration bond companies. For 2013, operating income totaled $614 million, consisting of $481 million from the TDU and $133 million related to transition and system restoration bond companies. TDU operating income decreased $3 million due to increased labor and support services costs ($21 million), increased contracts and services ($19 million), decreased usage ($11 million), primarily due to milder weather, lower right of way revenues ($8 million), increased depreciation ($8 million) and an adjustment to our claims liability reserve ($6 million), partially offset by customer growth ($33 million) from the addition of almost 55,000 new customers, higher equity return ($23 million), primarily related to true-up proceeds and higher energy efficiency performance bonus ($15 million). Increased transmission costs of $168 million were largely offset by increased transmission revenue.

Income Tax Expense.  We reported an effective tax rate of 34.2% and 35.2% for the years ended December 31, 2014 and 2013, respectively. The effective tax rate of 34.2% for 2014 was primarily attributable to a $6 million reversal of previously accrued taxes as a result of final positions taken in the 2013 income tax returns.

2013 Compared to 2012.  We reported operating income of $614 million for 2013, consisting of $481 million from our TDU and $133 million related to transition and system restoration bond companies. For 2012, operating income totaled $639 million, consisting of $492 million from the TDU and $147 million related to transition and system restoration bond companies. TDU operating income decreased $11 million due to decreased usage ($6 million), primarily due to unfavorable weather, increased taxes other than income taxes ($11 million), increased depreciation ($10 million, excluding $8 million from increased investment in AMS offset by the related revenues), increased labor and benefits costs ($7 million), increased contracts and services ($4 million), increased support services ($4 million) and increased insurance costs ($3 million), partially offset by customer growth ($26 million) from the addition of over 44,000 new customers and higher transmission-related revenues net of the costs billed by transmission providers ($9 million).

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our principal anticipated cash requirements during 2015 include capital expenditures of approximately $913 million and scheduled principal payments on transition and system restoration bonds of $372 million.

We expect that anticipated 2015 cash needs will be met with borrowings under our credit facility, proceeds from the issuance of general mortgage bonds, anticipated cash flows from operations, a tax refund relating to 2014 bonus depreciation and intercompany borrowings. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2014 and estimates of our capital expenditures for 2015 through 2019 (in millions):

2014	$818
2015	913
2016	874
2017	879
2018	881
2019	831

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations. These capital expenditures are anticipated to maintain reliability and safety.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2015	2016-2017	2018-2019	2020 and thereafter
Transition and system restoration bond debt (1)	$3,046	$372	$802	$893	$979
Other long-term debt	2,006	—	—	—	2,006
Interest payments - transition and system restoration bond debt (1) (2)	475	108	176	111	80
Interest payments - other long-term debt (2)	1,911	94	188	187	1,442
Operating leases	2	—	—	1	1
Benefit obligations (3)	—	—	—	—	—
Total contractual cash obligations	$7,440	$574	$1,166	$1,192	$4,508
       ____________

(1)	Transition and system restoration charges are adjusted at least annually to cover debt service on the transition and system restoration bonds.

(2)
We calculated estimated interest payments for long-term fixed-rate debt and term debt based on the applicable rates and payment dates. We typically expect to satisfy such interest payment obligations with cash flows from operations and short-term borrowings.

(3)
We expect to contribute approximately $7 million to our postretirement benefits plan in 2015 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

Off-Balance Sheet Arrangements

Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

2008 Energy Efficiency Cost Recovery Factor (EECRF) Appeal. In October 2009, the Public Utility Commission of Texas (Texas Utility Commission) issued an order disallowing recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case. We appealed the denial of the full 2008 performance bonus. We have also appealed similar orders by the Texas Utility Commission providing for the partial disallowance of performance bonuses totaling approximately $5.5 million relating to our 2009, 2010 and 2011 (only through August 2011) energy efficiency programs. These subsequent cases were abated pending the final outcome of the 2008 bonus appeal. In August 2013, the court of appeals reversed the Texas Utility Commission’s decision disallowing such bonuses and in January 2014, the Texas Supreme Court declined to hear the Texas Utility Commission’s appeal. As a result of the Texas Supreme Court’s decision, in April 2014, four separate proceedings were initiated, which were later consolidated into one proceeding, at the Texas Utility Commission to determine the amount we are to recover. In May 2014, parties to the proceeding entered into a unanimous stipulation agreeing to the amount to be recovered but not to the customer class recovery allocation. The parties agreed that we are to recover $7.5 million in performance bonus, $0.2 million in rate case expenses associated with appeals of the proceedings and at least $2.5 million in carrying costs, with final determination of carrying costs based on the timing of the decision regarding customer class recovery allocation. In August 2014, the Texas Utility Commission entered a final order approving $10.4 million with no change regarding customer class recovery allocation. The rates became effective October 15, 2014. Starting September 2011, our energy efficiency programs are no longer funded pursuant to the terms of the prior settlement, and performance bonus calculations subsequent to that date are not affected by the court’s decision.

2014 EECRF. On May 30, 2014, we filed an application for approval of an adjustment to our EECRF for 2015. Our requested recovery is $51.4 million composed of approximately: (1) $39.1 million in estimated 2015 program costs; (2) a performance bonus for 2013 achievements of $16.2 million; (3) $0.9 million for 2015 evaluation, measurement and verification costs; (4) a credit of $5.1 million for the over-recovery of 2013 program costs; and (5) $0.2 million in rate case expenses from the 2013 EECRF proceeding. In September 2014, the parties signed a partial stipulation agreeing that we shall be allowed to recover the net of (1) $39.1 million in estimated 2015 program costs; (2) a performance bonus for 2013 achievements of between $15.8 million and $16.2 million, depending on the outcome of the one remaining contested issue relating to a bonus calculation; (3) $0.9 million for 2015 evaluation, measurement and verification costs; (4) a credit of $5.1 million for the over-recovery of 2013 program costs; (5) $0.2 million in rate case expenses from the 2013 EECRF proceeding; and (6) an adjustment of $57,000 to exclude certain administrative costs. In November 2014, the Texas Utility Commission approved the partial settlement and decided the remaining contested issue relating to the bonus calculation in our favor. The effective date of the rate adjustment will be March 1, 2015.

Brazos Valley Connection Project. In July 2013, we and other transmission service providers submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston region. In April 2014, ERCOT’s Board of Directors voted to endorse a Houston region transmission project and deemed it critical for reliability.  The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing 345 kV TH Wharton-Addicks transmission line to increase its rating. Also in April 2014, ERCOT staff determined that we would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60 miles of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line (this portion of the Houston region transmission project is referred to by us as the Brazos Valley Connection).  Other transmission service providers were designated by ERCOT for the portion of the project from Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation. As the owner of the originating and terminating substations of the entire project, we appealed that determination to the Texas Utility Commission in May 2014 and sought the right to construct, own, and maintain the entire project, except for necessary upgrades to the Gibbons Creek Substation.  On October 17, 2014, the Texas Utility Commission

filed an order that denied our appeal and upheld the April 2014 ERCOT decision to split the project between us and other transmission service providers.  ERCOT estimates that the capital cost of the entire Houston region transmission project will be approximately $600 million, and we estimate that the capital costs for the Brazos Valley Connection will be approximately $300 million. We anticipate that the Brazos Valley Connection project will be completed by mid-2018.

In May 2014, several electric generators appealed the ERCOT Board of Directors’ April 2014 approval of the Houston region transmission project and the determination that the project was critical for reliability in the Houston region to the Texas Utility Commission.  A hearing on the May 2014 appeal by the electric generators was held in October 2014 and in December 2014, the Texas Utility Commission denied the generators’ appeal. A motion for rehearing was filed by the electric generators on January 5, 2015, replies to the motion for rehearing were filed on January 15, 2015, and on January 21, 2015, the Texas Utility Commission voted not to consider the motion for rehearing. We must obtain final approval of the project and the route for the project from the Texas Utility Commission. We anticipate filing our application for approval of the project in the spring of 2015. Once filed, the Texas Utility Commission will have 180 days to rule on the application.

Transmission Cost of Service (TCOS). On March 26, 2014, we filed an application with the Texas Utility Commission for an interim update of our TCOS seeking an increase in annual revenue of $13.6 million based on an increase in total rate base of $184.5 million. We received approval from the Texas Utility Commission during the second quarter of 2014, and rates became effective May 12, 2014. A second TCOS filing, as amended, was made on November 21, 2014 seeking an increase in annual revenue of $23.5 million based on an increase in total rate base of $113.2 million.  We received approval from the Texas Utility Commission and rates became effective on February 25, 2015.

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

Other Matters

Credit Facility

As of February 17, 2015, we had the following revolving credit facility and utilization of such facility (in millions):

Execution Date	Size of Facility	Amount Utilized at February 17, 2015		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2019
_________

(1)	Represents outstanding letters of credit.

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

Temporary Investments

As of February 17, 2015, we had no external temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of February 17, 2015, we had $84 million borrowed from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our four special purpose subsidiaries that have issued transition and system restoration bonds.

As of December 31, 2014, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.5 billion, of which $464 million is not reflected in our consolidated financial statements. Of the $464 million, $408 million collateralized debt of CenterPoint Energy and is not reflected because of the contingent nature of the obligations and $56 million collateralized pollution control bonds that we hold for future remarketing. CenterPoint Energy held $290 million of its collateralized debt for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $3.9 billion of additional general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2014. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At December 31, 2014, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company II	$910
Bond Company III	277
Restoration Bond Company	463
Bond Company IV	1,396
Total	$3,046

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of February 17, 2015, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2014, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults

Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of December 31, 2014, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations (including guarantees), in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

Collection of Receivables from REPs

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect our cash flows. In the event of a REP’s default, our tariff provides a number of remedies, including our option to request that the Texas Utility Commission suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, we remain at risk for payments related to services provided prior to the shift to the replacement REP or the provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made against us involving payments we had received from such REP. If a REP were to file for bankruptcy, we may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, Texas Utility Commission regulations authorize utilities, such as us, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn Energy, Inc. (GenOn) and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG Energy, Inc. and Energy Future Holdings Corp., to satisfy their obligations to us;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of this report.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2014, we had recorded regulatory assets of $2.6 billion and regulatory liabilities of $537 million.

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

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 5(a) to the consolidated financial statements, we participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. We recorded pension cost of $27 million, $26 million and $31 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $25 million, $21 million and $21 million impacted pre-tax earnings. Our actuarially determined pension and other postemployment expense for 2014 and 2013 in excess of the amounts being recovered through rates is being deferred for rate making purposes.  Pension cost for 2015 is expected to be $36 million, of which we expect $21 million to impact pre-tax earnings after effecting such deferrals, based on an expected return on plan assets of 6.50% and a discount rate of 4.05% as of December 31, 2014. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, we had outstanding long-term debt and lease obligations that subject us to the risk of loss associated with movements in market interest rates.

At December 31, 2014 and 2013, we had outstanding fixed-rate debt aggregating $5.1 billion and $5.0 billion in principal amount and having a fair value of approximately $5.4 billion and $5.2 billion in 2014 and 2013, respectively. These instruments are fixed-rate and therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $153 million if interest rates were to decline by 10% from their levels at December 31, 2014. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2014 and 2013, and the related statements of consolidated income, cash flows, and member’s equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Houston Electric, LLC and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 9, 2015

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Revenues	$2,846	$2,577	$2,540

Expenses:
Operation and maintenance	1,258	1,053	958
Depreciation and amortization	768	685	729
Taxes other than income taxes	224	225	214
Total	2,250	1,963	1,901
Operating Income	596	614	639

Other Income (Expense):
Interest and other finance charges	(109)	(99)	(141)
Interest on transition and system restoration bonds	(118)	(133)	(147)
Other, net	14	33	41
Total	(213)	(199)	(247)
Income Before Income Taxes	383	415	392
Income tax expense	131	146	113
Net Income	$252	$269	$279

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($290 and $207 related to VIEs, respectively)	$290	$207
Accounts and notes receivable, net ($58 and $60 related to VIEs, respectively), less bad debt reserve of $3 and $3, respectively	237	261
Accounts and notes receivable—affiliated companies	119	5
Accrued unbilled revenues	96	87
Inventory	126	105
Taxes receivable	103	—
Deferred tax asset	2	3
Other ($47 and $41 related to VIEs, respectively)	74	65
Total current assets	1,047	733
Property, Plant and Equipment, net	6,343	5,834

Other Assets:
Regulatory assets ($2,738 and $3,179 related to VIEs, respectively)	2,629	3,001
Other	34	43
Total other assets	2,663	3,044
Total Assets	$10,053	$9,611

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$372	$354
Accounts payable	148	137
Accounts and notes payable—affiliated companies	121	80
Taxes accrued	104	144
Interest accrued	75	75
Other	109	128
Total current liabilities	929	918
Other Liabilities:
Accumulated deferred income taxes, net	2,001	2,020
Benefit obligations	260	227
Regulatory liabilities	537	509
Other	54	46
Total other liabilities	2,852	2,802
Long-Term Debt:
VIE transition and system restoration bonds	2,674	3,046
Other long-term debt	2,006	1,595
Total long-term debt	4,680	4,641
Commitments And Contingencies (Note 10)
Member’s Equity	1,592	1,250
Total Liabilities and Member’s Equity	$10,053	$9,611

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash Flows from Operating Activities:
Net income	$252	$269	$279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	768	685	729
Amortization of deferred financing costs	16	16	14
Deferred income taxes	(24)	(75)	(69)
Changes in other assets and liabilities:
Accounts and notes receivable, net	15	(46)	(24)
Accounts receivable/payable, affiliates	37	(5)	62
Inventory	(21)	(11)	(14)
Accounts payable	(3)	48	(20)
Taxes receivable	(103)	7	(5)
Interest and taxes accrued	(40)	37	(15)
Net regulatory assets and liabilities	(28)	(6)	28
Other current assets	(2)	(2)	1
Other current liabilities	(19)	16	14
Other assets	11	(11)	—
Other liabilities	5	6	3
Other, net	(6)	—	(3)
Net cash provided by operating activities	858	928	980

Cash Flows from Investing Activities:
Capital expenditures	(804)	(753)	(609)
Decrease (increase) in notes receivable - affiliated companies	(107)	1,183	577
Decrease (increase) in restricted cash of transition and system restoration bond companies	(7)	17	(13)
Other, net	1	(2)	(20)
Net cash provided by (used in) investing activities	(917)	445	(65)

Cash Flows from Financing Activities:
Proceeds from long-term debt	600	—	2,495
Payments of long-term debt	(537)	(897)	(1,215)
Dividend to parent	—	(766)	(1,685)
Decrease in notes payable - affiliated companies	(3)	(148)	—
Cash paid for debt retirements	(1)	(2)	(69)
Debt issuance costs	(7)	—	(16)
Contribution from parent	90	—	—
Other, net	—	1	1
Net cash provided by (used in) financing activities	142	(1,812)	(489)

Net Increase (Decrease) in Cash and Cash Equivalents	83	(439)	426
Cash and Cash Equivalents at Beginning of the Year	207	646	220
Cash and Cash Equivalents at End of the Year	$290	$207	$646

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$215	$238	$293
Income taxes	296	147	183
Non-cash transactions:
Accounts payable related to capital expenditures	$64	$50	$44

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED MEMBER’S EQUITY

	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	1,000	—	1,000	—	1,000	—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,232		1,231		1,230
Contribution from parent		90		—		—
Other		—		1		1
Balance, end of year		1,322		1,232		1,231
Retained Earnings
Balance, beginning of year		18		515		1,921
Net income		252		269		279
Dividend to parent		—		(766)		(1,685)
Balance, end of year		270		18		515
Total Member’s Equity		$1,592		$1,250		$1,746

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At December 31, 2014, CenterPoint Houston had the following subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV) (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto.

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

(b) Principles of Consolidation

The accounts of CenterPoint Houston and its wholly owned subsidiaries are included in CenterPoint Houston’s consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. As of December 31, 2014, CenterPoint Houston had variable interest entities (VIEs) consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

CenterPoint Houston periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets compared to the carrying value of the assets.

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

CenterPoint Houston recognizes removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2014 and 2013, these removal costs of $353 million and $349 million, respectively, are classified as regulatory liabilities in CenterPoint Houston’s Consolidated Balance Sheets. In addition, a portion of the amount of removal costs that related to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for asset retirement obligations.

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

(g) Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) is capitalized as a component of projects under construction and is amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates. During 2014, 2013 and 2012, CenterPoint Houston capitalized AFUDC interest of $10 million, $10 million and $6 million, respectively. During 2014, 2013 and 2012, CenterPoint Energy recorded AFUDC equity of $14 million, $8 million and $6 million, respectively, which is included in Other Income in its Statements of Consolidated Income.

(h) Income Taxes

CenterPoint Houston is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Houston calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.  CenterPoint Houston uses the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established against deferred tax assets for which management believes realization is not considered to be more likely than not. CenterPoint Houston recognizes interest and penalties as a component of income tax expense. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy.

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The provision for doubtful accounts in CenterPoint Houston’s Statements of Consolidated Income for 2014, 2013 and 2012 was $3 million, $2 million and $2 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and is valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

(k) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Houston considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds and system restoration bonds, CenterPoint Houston was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $47 million and $41 million at December 31, 2014 and 2013, respectively, are included in other current assets in CenterPoint Houston’s Consolidated Balance Sheets. For additional information regarding transition and system restoration bonds, see Note 8. Cash and cash equivalents included $290 million and $207 million at December 31, 2014 and 2013, respectively, that was held by CenterPoint Houston’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

(l) New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which significantly changes the existing accounting guidance on discontinued operations. Under ASU 2014-08, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be reported as a discontinued operation.  ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  ASU 2014-08 should be applied to components classified as held for sale after its effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption is expected to reduce the number of disposals that meet the definition of a discontinued operation.

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (ASU 2014-16).  ASU 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015. CenterPoint Houston is currently assessing the impact, if any, that this standard will have on its financial position, results of operations, cash flows and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)-Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01), which eliminates the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and may be applied either prospectively or retrospectively. CenterPoint Houston will adopt ASU 2015-01 on January 1, 2016 and does not anticipate the adoption to have a material impact on its consolidated financial statements.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Houston’s consolidated financial position, results of operations or cash flows upon adoption.

(m) Other Current Liabilities

Included in other current liabilities in the Consolidated Balance Sheets at December 31, 2014 and 2013 was $24 million and $21 million, respectively, of customer deposits primarily held by the transition and system restoration bond companies.

(n) Revisions to Prior Period Financial Statements

During the fourth quarter of 2014, CenterPoint Houston completed a tax basis balance sheet review and determined that certain prior period adjustments were required to accumulated deferred income taxes and tax related regulatory assets. CenterPoint Houston considered both the quantitative and qualitative factors within the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. Based on evaluation of the error, CenterPoint Houston has concluded that the prior period errors were immaterial to previously issued financial statements. CenterPoint Houston has elected to correct the identified error in the prior periods. In doing so, balances in the consolidated financial statements included in this Form 10-K have been adjusted to reflect the correction in the proper periods.

CenterPoint Houston determined that the cumulative adjustment required, representing an increase to retained earnings of $17 million, related to periods prior to the year ended December 31, 2012 (the earliest period for which financial data is presented). The accompanying consolidated financial statements reflect the correction of the error as an adjustment to member’s equity for the earliest period presented. The adjustment to correct the error did not affect CenterPoint Houston’s statements of consolidated income, and cash flows for each of the three years in the period ended December 31, 2014. The adjustments affected CenterPoint Houston’s reported balances for deferred income tax liabilities, regulatory assets and member’s equity as reflected in the consolidated balance sheets as of December 31, 2013 and the reported balances of retained earnings and total member’s equity as reflected in the statements of consolidated member’s equity for the periods ended December 31, 2013 and 2012. The table below illustrates the effects of the revisions on the reported balances in CenterPoint Houston’s consolidated financial statements.

	As Filed	Adjustment	As Revised
	(in millions)
December 31, 2013
Regulatory asset	$2,999	$2	$3,001
Total other assets	3,042	2	3,044
Total Assets	9,609	2	9,611
Accumulated deferred income taxes, net	2,035	(15)	2,020
Total other liabilities	2,817	(15)	2,802
Retained earnings	1	17	18
Member’s equity	1,233	17	1,250
Total liabilities and Member’s equity	9,609	2	9,611
December 31, 2012
Retained earnings	498	17	515
Member’s equity	1,729	17	1,746
January 1, 2012
Retained earnings	1,904	17	1,921

(3)	Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful	December 31,
	Lives (Years)	2014	2013
		(in millions)
Transmission	41	$2,057	$1,926
Distribution	30	6,170	5,848
Other	15	1,166	967
Total		9,393	8,741
Accumulated depreciation		3,050	2,907
Property, plant and equipment, net		$6,343	$5,834

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Depreciation expense	$295	$280	$265
Amortization of securitized regulatory assets	441	383	442
Other amortization	32	22	22
Total depreciation and amortization	$768	$685	$729

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2014	2013
Beginning balance	$33	$29
Accretion expense	1	1
Revisions in estimates of cash flows	2	3
Ending balance	$36	$33

CenterPoint Houston recorded asset retirement obligations associated with the removal of asbestos and asbestos-containing material in its buildings, including substation building structures. CenterPoint Houston also recorded asset retirement obligations relating to treated wood poles for electric distribution, distribution transformers containing PCB (also known as Polychlorinated Biphenyl), and underground fuel storage tanks. The estimates of future liabilities were developed using historical information, and where available, quoted prices from outside contractors.

The increase of $2 million in the ARO from the revision of estimate in 2014 is primarily attributable to an increase in the expected future cash flows for asbestos remediation. The increase of $3 million in the ARO from the revision of estimate in 2013 is primarily attributable to an increase in disposal costs. There were no material additions or settlements during the years ended December 31, 2014 and 2013.

(4)	Regulatory Matters

The following is a list of regulatory assets/liabilities reflected on CenterPoint Houston’s Consolidated Balance Sheets as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in millions)
Securitized regulatory assets	$2,738	$3,179
Unrecognized equity return (1)	(442)	(508)
Unamortized loss on reacquired debt	104	111
Pension and postretirement-related regulatory asset (2)	107	90
Other long-term regulatory assets (3)	122	129
Total regulatory assets	2,629	3,001

Estimated removal costs	353	349
Other long-term regulatory liabilities	184	160
Total regulatory liabilities	537	509

Total regulatory assets and liabilities, net	$2,092	$2,492

(1)
As of December 31, 2014, CenterPoint Houston has not recognized an allowed equity return of $442 million because such return will be recognized as it is recovered in rates through 2024. During the years ended December 31, 2014, 2013 and 2012, CenterPoint Houston recognized approximately $68 million, $45 million and $47 million, respectively, of the allowed equity return. The timing of CenterPoint Houston’s recognition of the allowed equity return will vary each period based on amounts actually collected during the period. The actual amounts recovered for the allowed equity return are reviewed and adjusted at least annually by the Texas Utility Commission to correct any over-collections or under-collections during the preceding 12 months and to provide for the full and timely recovery of the allowed equity return.

(2)
CenterPoint Houston’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates is being deferred for rate making purposes. Deferred pension and other postemployment expenses of $-0- and $5 million as of December 31, 2014 and 2013, respectively, were not earning a return.

(3)
Other regulatory assets that are not earning a return were not material as of December 31, 2014 and 2013. As of December 31, 2013, the amount is presented after the effect of the revisions to the prior period financial statement discussed in Note 2(n).

(5)	Employee Benefit Plans

(a) Pension Plans

Substantially all of CenterPoint Houston’s employees participate in CenterPoint Energy’s non-contributory qualified defined benefit plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings and accrued interest.

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to CenterPoint Houston based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. CenterPoint Houston recognized pension expense of $26 million, $25 million and $30 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In addition to the pension plan, CenterPoint Houston participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was $1 million for each of the years ended December 31, 2014, 2013 and 2012.

(b) Savings Plan

CenterPoint Houston participates in CenterPoint Energy’s qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an Employee Stock Ownership Plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50% of eligible compensation. CenterPoint Houston matches 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times. CenterPoint Energy allocates to CenterPoint Houston the savings plan benefit expense related to CenterPoint Houston’s employees.  Savings plan benefit expense was $13 million, $13 million and $12 million for each of the years ended December 31, 2014, 2013 and 2012.

(c) Postretirement Benefits

CenterPoint Houston’s employees participate in CenterPoint Energy’s benefit plans which provide certain healthcare and life insurance benefits for retired employees on both a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective in early 1999, healthcare benefits for future retirees were changed to limit employer contributions for medical coverage. Such benefit costs are accrued over the active service period of employees.

CenterPoint Houston is required to fund a portion of its obligations in accordance with rate orders. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Service cost - benefits earned during the period	$1	$1	$—
Interest cost on accumulated benefit obligation	14	13	16
Expected return on plan assets	(6)	(7)	(7)
Amortization of transition obligation	4	6	6
Amortization of prior service credit	(2)	(1)	—
Amortization of loss	1	4	3
Benefit enhancement	—	—	1
Net postretirement benefit cost	$12	$16	$19

CenterPoint Houston used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2014	2013	2012
Discount rate	4.75%	3.90%	4.80%
Expected return on plan assets	6.00%	6.00%	6.00%

In determining net periodic benefits cost, CenterPoint Houston uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of CenterPoint Houston’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2014 and 2013.  The measurement dates for plan assets and obligations were December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
	(in millions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$311	$351
Service cost	1	1
Interest cost	14	13
Benefits paid	(18)	(19)
Participant contributions	3	3
Medicare drug reimbursement	1	1
Actuarial (gain) loss	35	(39)
Accumulated benefit obligation, end of year	$347	$311
Change in Plan Assets
Plan assets, beginning of year	$114	$115
Benefits paid	(18)	(19)
Employer contributions	9	9
Participant contributions	3	3
Actual investment return	7	6
Plan assets, end of year	$115	$114
Amounts Recognized in Balance Sheets
Other liabilities-benefit obligations	$(232)	$(197)
Net liability, end of year	$(232)	$(197)
Actuarial Assumptions
Discount rate	3.90%	4.75%
Expected long-term return on assets	5.45%	6.00%
Healthcare cost trend rate assumed for the next year - Pre 65	7.25%	7.00%
Healthcare cost trend rate assumed for the next year - Post 65	8.50%	7.50%
Prescription drug cost trend rate assumed for the next year	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.50%
Year that the healthcare rate reaches the ultimate trend rate	2024	2018
Year that the prescription drug rate reaches the ultimate trend rate	2024	2018

The discount rate assumption was determined by matching the projected cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to 99 years.

The expected rate of return assumption was developed by a weighted-average return analysis of the targeted asset allocation of CenterPoint Energy’s plans and the expected real return for each asset class, based on the long-term capital market assumptions, adjusted for investment fees and diversification effects, in addition to expected inflation.

For measurement purposes, medical costs are assumed to increase 7.25% and 8.50% for the pre-65 and post-65 retirees during 2015, respectively, and the prescription cost is assumed to increase 6.50% during 2015, after which these rates decrease until reaching the ultimate trend rate of 5.00% in 2024.

CenterPoint Houston does not have amounts recognized in accumulated other comprehensive income related to its postretirement benefit plans as of December 31, 2014 and 2013.  Unrecognized costs were recorded as a regulatory asset because CenterPoint Houston historically and currently recovers postretirement expenses in rates.

Assumed healthcare cost trend rates have a significant effect on the reported amounts for CenterPoint Houston’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on the postretirement benefit obligation	$13	$11
Effect on total of service and interest cost	1	—

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

As part of the investment strategy discussed above, CenterPoint Houston has adopted and maintained the following asset allocation ranges for its postretirement benefit plans:

U.S. equity	14-24%
International equity	3-13%
Fixed income	68-78%
Cash	0-2%

The following tables present by level, within the fair value hierarchy, CenterPoint Houston’s postretirement plan assets as of December 31, 2014 and 2013, by asset category as follows:

	Fair Value Measurements at December 31, 2014 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$115	$115	$—	$—
Total	$115	$115	$—	$—

(1)	73% of the amount invested in mutual funds is in fixed income securities; 19% is in U.S. equities and 8% is in international equities.

	Fair Value Measurements at December 31, 2013 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$114	$114	$—	$—
Total	$114	$114	$—	$—

(1)	73% of the amount invested in mutual funds is in fixed income securities; 18% is in U.S. equities and 9% is in international equities.

CenterPoint Houston expects to contribute $7 million to its postretirement benefits plan in 2015. The following benefit payments are expected to be paid by the postretirement benefit plan (in millions):

	Postretirement Benefit Plan
	Benefit Payments	Medicare Subsidy Receipts
2015	$21	$(2)
2016	22	(2)
2017	23	(2)
2018	24	(2)
2019	26	(3)
2020-2024	139	(17)

(d) Postemployment Benefits

CenterPoint Houston participates in CenterPoint Energy’s plan which provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). CenterPoint Houston recorded postemployment expenses of $1 million, $4 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts relating to postemployment obligations included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2014 and 2013 were $14 million and $16 million, respectively.

(e) Other Non-Qualified Plans

CenterPoint Houston participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Houston. CenterPoint Houston recorded benefit expense relating to these plans of $1 million in each of the years ended December 31, 2014, 2013 and 2012. Amounts relating to deferred compensation plans included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2014 and 2013 were $12 million and $13 million, respectively.

(f) Other Employee Matters

As of December 31, 2014, CenterPoint Houston had 2,650 full-time employees, of which approximately 49% were covered by a collective bargaining agreement.

(6)	Fair Value Measurements

Assets and liabilities that are recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2014 and 2013, CenterPoint Houston held Level 1 investments of $43 million and $38 million, respectively, which were primarily investments in money market funds and are included in other current assets in the Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2014 and 2013.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2014 and 2013.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period. For the years ended December 31, 2014 and 2013, there were no transfers between levels.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt, including current portion	$5,052	$5,441	$4,995	$5,165

(7)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $107 million and borrowings from the money pool of $3 million at December 31, 2014 and 2013, respectively, which are included in accounts and notes receivable-affiliated companies and accounts and notes payable-affiliated companies, respectively, in the Consolidated Balance Sheets.

For the years ended December 31, 2014, 2013 and 2012, CenterPoint Houston had affiliate related net interest income (expense) of less than $(1) million, $20 million and $19 million, respectively.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $159 million, $147 million and $143 million in 2014, 2013 and 2012, respectively, and are included primarily in operation and maintenance expenses.

In 2014, CenterPoint Energy made an equity contribution of $90 million to CenterPoint Houston.

(b) Major Customers

During 2014, 2013 and 2012, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are affiliates of NRG Energy, Inc. (NRG) totaled $735 million, $658 million and $648 million, respectively.  During 2014, 2013 and 2012, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are affiliates of Energy Future Holdings Corp. totaled $189 million, $167 million and $162 million, respectively.

(8)	Long-term Debt

	December 31, 2014		December 31, 2013
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Long-term debt:
First mortgage bonds 9.15% due 2021	$102	$—	$102	$—
General mortgage bonds 2.25% to 6.95% due 2022 to 2044 (2)	1,912	—	1,312	—
Pollution control bonds 4.25% to 5.60% due 2017 to 2027(3)	—	—	183	—
System restoration bonds 1.833% to 4.243% due 2015 to 2022	415	48	463	47
Transition bonds 0.90% to 5.302% due 2015 to 2024	2,259	324	2,583	307
Other	(8)	—	(2)	—
Total long-term debt	$4,680	$372	$4,641	$354
  ____________

(1)	Includes amounts due or scheduled to be paid within one year of the date noted.

(2)	Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

(3)	These series of debt are collateralized by CenterPoint Houston’s general mortgage bonds.

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

Approximately $56 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were purchased by CenterPoint Houston on March 3, 2014 at 101% of their principal amount plus accrued interest pursuant to the mandatory tender provisions of the bonds. The bonds had an interest rate of 5.60% prior to CenterPoint Houston’s purchase and have a variable rate thereafter. The bonds mature in 2027 and are collateralized by general mortgage bonds of CenterPoint Houston. The purchased pollution control bonds may be remarketed. These bonds are not reflected in the consolidated financial statements.

Approximately $84 million aggregate principal amount of pollution control bonds issued on behalf of CenterPoint Houston were redeemed on June 2, 2014 at 100% of their principal amount plus accrued interest. The bonds had an interest rate of 4.25%, were scheduled to mature in 2017 and were collateralized by general mortgage bonds of CenterPoint Houston.

Transition and System Restoration Bonds. As of December 31, 2014, CenterPoint Houston had special purpose subsidiaries consisting of transition and system restoration bond companies, which it consolidates. The consolidated special purpose subsidiaries are wholly owned bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These transition bonds and system restoration bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of CenterPoint Houston’s retail electric customers in order to provide recovery of authorized qualified costs. CenterPoint Houston has no payment obligations in respect of the transition and system restoration bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies (including the transition and system restoration charges), and the holders of transition bonds or system restoration bonds have no recourse to the assets or revenues of CenterPoint Energy or CenterPoint Houston.

Revolving Credit Facility. As of December 31, 2014 and 2013, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

December 31, 2014			December 31, 2013
Size of Facility	Loans	Letters of Credit	Size of Facility	Loans	Letters of Credit
$300	$—	$4	$300	$—	$4

CenterPoint Houston’s $300 million revolving credit facility, which is scheduled to terminate on September 9, 2019, can be drawn at LIBOR plus 1.125% based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston’s consolidated capitalization. CenterPoint Houston was in compliance with all financial covenants as of December 31, 2014.

Maturities.  CenterPoint Houston has no maturities of long-term debt for 2015 through 2019. CenterPoint Houston’s scheduled payments on transition and system restoration bonds are $372 million in 2015, $391 million in 2016, $411 million in 2017, $434 million in 2018 and $458 million in 2019.

Liens.  As of December 31, 2014, CenterPoint Houston’s assets were subject to liens securing approximately $102 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2014, 2013 and 2012 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2015 is approximately $209 million, and the sinking fund requirement to be satisfied in 2015 is approximately $1.6 million. CenterPoint Houston expects to meet these 2015 obligations by certification of property additions. As of December 31, 2014, CenterPoint Houston’s assets were also subject to liens securing approximately $2.4 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(9)       Income Taxes

The components of CenterPoint Houston’s income tax expense were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current income tax expense:
Federal	$136	$201	$160
State	19	20	22
Total current expense	155	221	182
Deferred income tax benefit:
Federal	(24)	(75)	(69)
Total deferred benefit	(24)	(75)	(69)
Total income tax expense	$131	$146	$113

A reconciliation of income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Income before income taxes	$383	$415	$392
Federal statutory income tax rate	35.0%	35.0%	35.0%
Expected federal income tax expense	134	145	137
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	12	13	14
Amortization of investment tax credit	—	—	(1)
Decrease in settled and uncertain tax positions	—	(5)	(26)
Other, net	(15)	(7)	(11)
Total	(3)	1	(24)
Total income tax expense	$131	$146	$113
Effective tax rate	34.2%	35.2%	28.8%

In 2014, CenterPoint Houston recognized a $6 million reversal of previously accrued taxes as a result of final positions taken in the 2013 income tax returns.

CenterPoint Houston recognized a tax benefit of $5 million and $26 million from favorable audit settlements for the years ended December 31, 2013 and 2012, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1	$1
Other	1	2
Total current deferred tax assets	2	3
Non-current:
Employee benefits	92	80
Other	19	17
Total non-current deferred tax assets	111	97
Total deferred tax assets	113	100

Deferred tax liabilities:
Non-current:
Depreciation (1)	1,284	1,163
Regulatory assets, net (1)	828	954
Total deferred tax liabilities (1)	2,112	2,117
Accumulated deferred income taxes, net (1)	$1,999	$2,017

(1)	For tax year ended December 31, 2013, the amounts are presented after the effect of the revisions to the prior period financial statement discussed in Note 2(n).

CenterPoint Houston is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Houston calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Houston’s unrecognized tax benefits:

	December 31,
	2014	2013	2012
	(in millions)
Balance, beginning of year	$—	$—	$44
Tax Positions related to prior years:
Reductions	—	—	(46)
Tax Positions related to current year:
Settlements	—	—	2
Balance, end of year	$—	$—	$—

CenterPoint Houston reported no uncertain tax liability as of December 31, 2014 and expects no significant change to the uncertain tax liability over the next twelve months ending December 31, 2015.

Tax Audits and Settlements.   CenterPoint Energy’s tax years through 2011 have been audited and settled with the Internal Revenue Service (IRS). The consolidated federal income tax returns for the years 2012 and 2013 are currently under audit by the IRS. For 2014, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2014.

(10)	Commitments and Contingencies

(a) Lease Commitments

CenterPoint Houston currently has obligations under non-cancelable long-term operating leases of less than $1 million per year for the years 2015 to 2019. Total lease expense for all operating leases was less than $1 million in each of the years ended December 31, 2014, 2013 and 2012.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption, and stayed the remainder of the case pending outcome of the appeals.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court’s dismissal of the plaintiffs’ claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on July 1, 2014. Four amicus briefs favorable to our co-defendants were filed by the United States, Interstate Natural Gas Association of America, et. al., Washington Legal Foundation and Noble America Corporation, et. al. The Supreme Court heard arguments on

January 12, 2015, and a ruling is expected by summer 2015. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Houston does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(11)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$630	$698	$839	$679
Operating income	106	145	232	113
Net income	35	57	119	41

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$532	$656	$745	$644
Operating income	84	165	239	126
Net income	19	73	126	51

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) pertains to the assessment of internal control effectiveness in an organization.  This framework was first implemented in 1992 and revised in 2013.  CenterPoint Houston utilizes this framework for assessing the effectiveness of our internal controls and transitioned to the new 2013 COSO framework during the fourth quarter of 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 2.57, 2.67, 2.31, 3.60 and 2.07 for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

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

Aggregate fees billed to CenterPoint Houston during the fiscal years ending December 31, 2014 and 2013 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2014	2013
Audit fees (1)	$770,710	$792,504
Audit-related fees (2)	389,000	455,000
Total audit and audit-related fees	1,159,710	1,247,504
Tax fees	—	—
All other fees	—	—
Total fees	$1,159,710	$1,247,504

  ____________

(1)
For 2014 and 2013, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2014 and 2013, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated March 9, 2015; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the index at Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 9, 2015

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2014
(in millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance At Beginning of Period	Additions Charged to Income	Deductions From Reserves(1)	Balance At End Of Period
Year Ended December 31, 2014:
Accumulated provisions:
Uncollectible accounts receivable	$3	$3	$3	$3
Year Ended December 31, 2013:
Accumulated provisions:
Uncollectible accounts receivable	$2	$2	$1	$3
Year Ended December 31, 2012:
Accumulated provisions:
Uncollectible accounts receivable	$1	$2	$1	$2
__________

(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 9th day of March, 2015.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ SCOTT M. PROCHAZKA
Scott M. Prochazka
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2015.

Signature	Title

/s/ SCOTT M. PROCHAZKA	Manager and Chairman
(Scott M. Prochazka)	(Principal Executive Officer)

/s/ WILLIAM D. ROGERS	Executive Vice President and Chief Financial Officer
(William D. Rogers)	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
(Kristie L. Colvin)	(Principal Accounting Officer)

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2014

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
		HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(a)(2)	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(a)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(a)(3)	Fifty-First Supplemental Indenture to Exhibit 4(a)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(a)(4)	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(a)(5)	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(a)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(a)(6)	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(a)(7)	Sixtieth Supplemental Indenture to Exhibit 4(a)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(a)(8)	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(a)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(a)(9)	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(b)(1)	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(1)
4(b)(2)	Second Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(3)
4(b)(3)	Third Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(4)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(4)	Fourth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(5)
4(b)(5)	Fifth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(6)
4(b)(6)	Sixth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(7)
4(b)(7)	Seventh Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(8)
4(b)(8)	Eighth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(9)
4(b)(9)	Officer’s Certificates dated October 10, 2002, setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy, Inc.’s (“CNP’s”) Form 10-K for the year ended December 31, 2003	1-31447	4(c)(10)
4(b)(10)	Ninth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 12, 2002	CNP’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(b)(11)	Officer’s Certificate dated November 12, 2002 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(b)(12)	Tenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 18, 2003	Form 8-K dated March 13, 2003	1-3187	4.1
4(b)(13)	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	Form 8-K dated March 13, 2003	1-3187	4.2
4(b)(14)	Eleventh Supplemental Indenture to Exhibit 4(b)(1), dated as of May 23, 2003	Form 8-K dated May 16, 2003	1-3187	4.1
4(b)(15)	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	Form 8-K dated May 16, 2003	1-3187	4.2
4(b)(16)	Twelfth Supplemental Indenture to Exhibit 4(b)(1), dated as of September 9, 2003	Form 8-K dated September 9, 2003	1-3187	4.2
4(b)(17)	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	Form 8-K dated September 9, 2003	1-3187	4.3
4(b)(18)	Thirteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 6, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(b)(19)	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(b)(20)	Fourteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 11, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(b)(21)	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(22)	Fifteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(b)(23)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(b)(24)	Sixteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(b)(25)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(b)(26)	Seventeenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(b)(27)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(b)(28)	Nineteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 26, 2008	CNP’s Form 8-K dated November 25, 2008	1-31447	4.2
4(b)(29)	Officer’s Certificate dated November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CNP’s Form 8-K dated November 25, 2008	1-31447	4.3
4(b)(30)	Twentieth Supplemental Indenture to Exhibit 4(b)(1), dated as of December 9, 2008	Form 8-K dated January 6, 2009	1-3187	4.2
4(b)(31)	Twenty-First Supplemental Indenture to Exhibit 4(b)(1), dated as of January 9, 2009	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(b)(32)	Officer’s Certificate dated January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
4(b)(33)	Twenty-Second Supplemental Indenture to Exhibit 4(b)(1), dated as of August 10, 2012	CNP’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)
4(b)(34)	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)
4(b)(35)	Twenty-Third Supplemental Indenture, dated as of March 17, 2014, to the General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Houston and the Trustee	CNP’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.1
4(b)(36)	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CNP’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11
4(c)	$300,000,000 Credit Agreement dated as of September 9, 2011 among CenterPoint Houston, as Borrower, and the banks named therein	CNP’s Form 8-K dated September 9, 2011	1-31447	4.2
4(d)	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2013	1-3187	4.2
4(e)	Second Amendment to Credit Agreement, dated as of September 9, 2014, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 10, 2014	1-3187	4.2

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10	City of Houston Franchise Ordinance	CNP’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
+12	Computation of Ratios of Earnings to Fixed Charges
+23	Consent of Deloitte & Touche LLP
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document