Form 10-Q
period 2015-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2015-05-12
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of April 20, 2015, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

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

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	future economic conditions in regional and national markets and their effect on sales, prices and costs;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•	the impact of unplanned facility outages;

•
any direct or indirect effects on our facilities, operations and financial condition resulting from terrorism, cyber-attacks, data security breaches or other attempts to disrupt our business or the businesses of third parties, or other catastrophic events;

•	our ability to invest planned capital;

•	our ability to control operation and maintenance costs;

•	the sufficiency of our insurance coverage, including availability, cost, coverage and terms;

•	the investment performance of CenterPoint Energy, Inc.’s pension and postretirement benefit plans;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	changes in interest rates or rates of inflation;

•	actions by credit rating agencies;

ii

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	the ability of retail electric providers (REPs), including REP affiliates of NRG Energy, Inc. (NRG) and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•
our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•	our ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•
the ability of GenOn Energy, Inc. (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.), a wholly owned subsidiary of NRG, and its subsidiaries to satisfy their obligations to us, including indemnity obligations;

•	the outcome of litigation;

•	changes in technology, particularly with respect to efficient battery storage or emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$617	$630

Expenses:
Operation and maintenance	309	290
Depreciation and amortization	151	176
Taxes other than income taxes	56	58
Total	516	524
Operating Income	101	106

Other Income (Expense):
Interest and other finance charges	(29)	(24)
Interest on transition and system restoration bonds	(28)	(30)
Other, net	4	3
Total	(53)	(51)
Income Before Income Taxes	48	55
Income tax expense	17	20
Net Income	$31	$35

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	March 31, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents ($212 and $290 related to VIEs, respectively)	$213	$290
Accounts and notes receivable ($55 and $58 related to VIEs, respectively), less bad debt reserve of $4 and $3, respectively	253	237
Accounts and notes receivable—affiliated companies	7	119
Accrued unbilled revenues	83	96
Inventory	118	126
Taxes receivable	—	103
Deferred tax asset	2	2
Other ($43 and $47 related to VIEs, respectively)	54	74
Total current assets	730	1,047

Property, Plant and Equipment:
Property, plant and equipment	9,570	9,393
Less: accumulated depreciation and amortization	3,102	3,050
Property, plant and equipment, net	6,468	6,343

Other Assets:
Regulatory assets ($2,670 and $2,738 related to VIEs, respectively)	2,556	2,629
Other	36	34
Total other assets	2,592	2,663

Total Assets	$9,790	$10,053

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	March 31, 2015	December 31, 2014
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$380	$372
Accounts payable	110	148
Accounts and notes payable—affiliated companies	53	121
Taxes accrued	92	104
Interest accrued	57	75
Other	96	109
Total current liabilities	788	929
Other Liabilities:
Accumulated deferred income taxes, net	1,975	2,001
Benefit obligations	260	260
Regulatory liabilities	555	537
Other	55	54
Total other liabilities	2,845	2,852
Long-term Debt:
VIE transition and system restoration bonds	2,528	2,674
Other	2,006	2,006
Total long-term debt	4,534	4,680

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,322	1,322
Retained earnings	301	270
Total member’s equity	1,623	1,592

Total Liabilities and Member’s Equity	$9,790	$10,053

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$31	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	176
Amortization of deferred financing costs	4	4
Deferred income taxes	(28)	(29)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(3)	22
Accounts receivable/payable - affiliated companies	(82)	(9)
Inventory	8	(4)
Accounts payable	(21)	—
Taxes receivable	103	—
Interest and taxes accrued	(30)	(79)
Net regulatory assets and liabilities	19	(8)
Other current assets	15	17
Other current liabilities	(13)	(42)
Other assets	2	3
Other liabilities	2	—
Other, net	(1)	(6)
Net cash provided by operating activities	157	80

Cash Flows from Investing Activities:
Capital expenditures	(225)	(196)
Decrease (increase) in notes receivable - affiliated companies	107	(90)
Decrease (increase) in restricted cash of transition and system restoration bond companies	5	(2)
Other, net	(3)	(11)
Net cash used in investing activities	(116)	(299)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	600
Payments of long-term debt	(137)	(231)
Increase (decrease) in short-term notes payable - affiliated companies	19	(3)
Cash paid for debt retirement	—	(1)
Debt issuance costs	—	(5)
Net cash provided by (used in) financing activities	(118)	360

Net Increase (Decrease) in Cash and Cash Equivalents	(77)	141
Cash and Cash Equivalents at Beginning of Period	290	207
Cash and Cash Equivalents at End of Period	$213	$348

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$71	$78
Income taxes (refunds), net	(103)	39
Non-cash transactions:
Accounts payable related to capital expenditures	$47	$41

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2014.

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At March 31, 2015, CenterPoint Houston had the following subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC.  The transition and system restoration bond companies, which are classified as variable interest entities (VIEs), are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 changes the analysis that reporting organizations must perform to evaluate whether they should consolidate certain legal entities, such as limited partnerships. The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 does not amend the related party guidance for situations in which power is shared between two or more entities that hold interests in a VIE. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. CenterPoint Houston will adopt ASU 2015-02 on January 1, 2016 and is currently assessing the impact, if any, that this standard will have on its financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. CenterPoint Houston will adopt ASU 2015-03 retrospectively on January 1, 2016, which will result in a reduction of both other long-term assets and long-term debt on its Condensed Consolidated Balance Sheets. CenterPoint Houston had debt issuance costs of $25 million and $26 million included in other long-term assets on its Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) (ASU 2015-05).  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change a customer’s accounting for service contracts.  ASU 2015-05 is effective for fiscal years, and interim periods within the fiscal years, beginning after December 15, 2015 and may be adopted either prospectively or retrospectively.  CenterPoint Houston will adopt ASU 2015-05 on January 1, 2016 and is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Interest cost	$3	$4
Expected return on plan assets	(2)	(1)
Amortization of loss	1	—
Amortization of transition obligation	—	1
Net periodic cost	$2	$4

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2015, of which $2 million was contributed during the three months ended March 31, 2015.

(4)	Regulatory Accounting

As of March 31, 2015, CenterPoint Houston has not recognized an allowed equity return of $433 million because such return will be recognized as it is recovered in rates.  During the three months ended March 31, 2015 and 2014, CenterPoint Houston recognized approximately $9 million and $15 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At March 31, 2015 and December 31, 2014, CenterPoint Houston held Level 1 investments of $22 million and $43 million, respectively, which were primarily investments in money market funds and are included in other current assets in the Condensed Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either March 31, 2015 or December 31, 2014.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect CenterPoint Houston's judgments about the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either March 31, 2015 or December 31, 2014.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three months ended March 31, 2015, there were no transfers between levels.

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

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$4,914	$5,364	$5,052	$5,441

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a "money pool" through which it can borrow or invest on a short-term basis. Funding needs are aggregated, and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had borrowings from the money pool of $19 million and investments in the money pool of $107 million at March 31, 2015 and December 31, 2014, respectively, which are included in accounts and notes payable-affiliated companies and accounts and notes receivable-affiliated companies, respectively, in the Condensed Consolidated Balance Sheets.

Other Income (Expense) included the net interest income (expense) related to accounts and notes receivables and payables - affiliated companies.  CenterPoint Houston had net interest expense of less than $1 million for both the three months ended March 31, 2015 and 2014.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $42 million and $37 million for the three months ended March 31, 2015 and 2014, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

Sales to affiliates of NRG in the three months ended March 31, 2015 and 2014 represented approximately $184 million and $166 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings in the three months ended March 31, 2015 and 2014 represented approximately $52 million and $40 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(7)	Long-term Debt

Revolving Credit Facility. As of March 31, 2015 and December 31, 2014, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	March 31, 2015		December 31, 2014
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

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

CenterPoint Houston was in compliance with all financial covenants as of March 31, 2015.

Other. As of both March 31, 2015 and December 31, 2014, CenterPoint Houston had issued $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations. CenterPoint Energy held $290 million of its collateralized debt for future remarketing.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption, and stayed the remainder of the case pending outcome of the appeals.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court’s dismissal of the plaintiffs’ claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on July 1, 2014. The Supreme Court heard arguments on January 12, 2015, and on April 21, 2015, affirmed the Ninth Circuit’s ruling and remanded the case to the district court for further proceedings. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims on remand.  CenterPoint Houston does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

Environmental Matters

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including CenterPoint Houston, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or CenterPoint Houston, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or CenterPoint Houston. In 2004 and early 2005, CenterPoint Energy sold its generating business, to which most of these claims relate, to a company which is now an affiliate of NRG. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by the NRG affiliate. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. Although their ultimate outcome cannot be predicted at this time, CenterPoint Houston or CenterPoint Energy, as appropriate, intends to continue vigorously contesting claims that it does not consider to have merit and, based on its experience to date, CenterPoint Houston does not expect these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

Other Proceedings

CenterPoint Houston is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. From time to time, CenterPoint Houston is also a defendant in legal proceedings with respect to claims brought by various plaintiffs against broad groups of participants in the energy industry. Some of these proceedings involve substantial amounts. CenterPoint Houston regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. CenterPoint Houston does not expect the disposition of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

(9)       Income Taxes

The effective tax rate reported for the three months ended March 31, 2015 was 35%, compared to 36% for the same period in 2014. The lower effective tax rate for the three months ended March 31, 2015 was primarily attributable to the favorable impact of permanent tax benefits.

CenterPoint Houston reported no uncertain tax liability as of March 31, 2015 and expects no significant change to the uncertain tax liability over the next twelve months.  Tax years through 2011 have been audited and settled with the Internal Revenue Service (IRS). CenterPoint Energy’s consolidated federal income tax returns for the years 2012 and 2013 are currently under audit by the IRS. For 2014 and 2015, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2015 and the three months ended March 31, 2014. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2014 Form 10-K.

RECENT EVENTS

Regulatory Matters

Distribution Cost Recovery Factor (DCRF). On April 6, 2015, we filed an application with the Public Utility Commission of Texas (Texas Utility Commission) for a DCRF interim rate adjustment to account for changes in distribution invested capital since our last rate case. We are requesting (i) an increase in annual revenue of $16.7 million based on an increase in rate base from January 1, 2010 through December 31, 2014 of $417 million; and (ii) that rates become effective September 1, 2015.

Brazos Valley Connection Project. In April 2015, we filed a Certificate of Convenience and Necessity application with the Texas Utility Commission seeking approval to construct the Brazos Valley Connection (our portion of the Houston region transmission project). We have proposed 32 alternative routes for the project in the application and anticipate a final decision from the Texas Utility Commission during the fourth quarter of 2015. Depending on the route selected by the Texas Utility Commission, we estimate that the capital costs for the Brazos Valley Connection will be approximately $276 – $383 million. After approval of the application, we expect to complete construction of the Brazos Valley Connection by mid-2018.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers (REPs) and our ability to recover our regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2015 and 2014, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2015	2014
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$519	$503
Transition and system restoration bond companies	98	127
Total revenues	617	630
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	307	288
Depreciation and amortization, excluding transition and system restoration bond companies	83	81
Taxes other than income taxes	56	58
Transition and system restoration bond companies	70	97
Total expenses	516	524
Operating income	101	106
Interest and other finance charges	(29)	(24)
Interest on transition and system restoration bonds	(28)	(30)
Other income, net	4	3
Income before income taxes	48	55
Income tax expense	17	20
Net income	$31	$35

Operating Income:
Electric transmission and distribution operations	$73	$76
Transition and system restoration bond companies (1)	28	30
Total operating income	$101	$106

Throughput (in gigawatt-hours (GWh)):
Residential	5,413	5,282
Total	18,015	17,719

Number of metered customers at end of period:
Residential	2,043,463	1,994,506
Total	2,310,706	2,257,065
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

We reported operating income of $101 million for the three months ended March 31, 2015, consisting of $73 million from the regulated electric transmission and distribution utility (TDU) and $28 million related to transition and system restoration bond companies (Bond Companies). For the three months ended March 31, 2014, operating income totaled $106 million, consisting of $76 million from the TDU and $30 million related to Bond Companies.

TDU operating income decreased $3 million due to the following key drivers:

•lower equity return of $6 million, primarily related to true-up proceeds;

•lower usage of $4 million, primarily due to milder weather;

•lower right of way revenues of $3 million; and

•higher operation and maintenance expenses of $3 million.

These decreases to operating income were partially offset by the following:

•customer growth of $6 million from the addition of over 53,000 new customers; and

•	higher transmission related revenues of $23 million which were partially offset by increased transmission costs billed by transmission providers of $16 million.

Income Tax Expense. Our effective tax rate reported for the three months ended March 31, 2015 was 35%, compared to 36% for the same period in 2014. The lower effective tax rate for the three months ended March 31, 2015 was primarily attributable to the favorable impact of permanent tax benefits.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2014 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure to maintain reliability and safety as well as expand our system through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2015 include approximately $705 million of capital expenditures and $234 million of scheduled principal payments on transition and system restoration bonds.

We expect that borrowings under our credit facility, proceeds from the issuance of general mortgage bonds, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in the remaining nine months of 2015. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2014 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

Brazos Valley Connection Project. In July 2013, CenterPoint Houston and other transmission service providers submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston region. In April 2014, ERCOT’s Board of Directors voted to endorse a Houston region transmission project and deemed its completion before June 2018 critical for reliability. The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning approximately 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing 345 kV TH Wharton-Addicks transmission line to increase its rating. Also in April 2014, ERCOT staff determined that CenterPoint Houston would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60–78 miles (depending on the route approved by the Texas Utility Commission) of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line (this portion of the Houston region transmission project is referred to by CenterPoint Houston as the Brazos Valley Connection). Other transmission service providers were designated by ERCOT for the portion of the project from Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation. In April 2015, CenterPoint Houston filed a Certificate of Convenience and Necessity application with the Texas Utility Commission seeking approval to construct the Brazos Valley Connection. CenterPoint Houston has proposed 32 alternative routes for the project in the application and anticipates a final decision from the Texas Utility Commission during the fourth quarter of 2015. Depending on the route selected by the Texas Utility Commission, CenterPoint Houston estimates that the capital costs for the Brazos Valley Connection will be approximately $276 – $383 million. After approval of the application, CenterPoint Houston expects to complete construction of the Brazos Valley Connection by mid-2018.

In May 2014, several electric generators appealed the ERCOT Board of Directors’ April 2014 approval of the Houston region transmission project and the determination that the project was critical for reliability in the Houston region to the Texas Utility Commission.  That appeal was denied by the Texas Utility Commission in December 2014.  In March 2015, the electric generators petitioned the Texas District Court of Travis County for judicial review of the Texas Utility Commission’s denial of their appeal.  That case is currently pending before that court.

Transmission Cost of Service (TCOS). On March 26, 2014, CenterPoint Houston filed an application with the Texas Utility Commission for an interim update of its TCOS seeking an increase in annual revenues based on an incremental increase in total rate base of $184.5 million. CenterPoint Houston received approval from the Texas Utility Commission during the second quarter of 2014, and rates became effective May 12, 2014. We expect an increase of $13.6 million in annual revenues based on this approval. A second TCOS filing, as amended, was made on November 21, 2014 seeking an increase in annual revenues based on an incremental increase in total rate base of $113.2 million.  CenterPoint Houston received approval from the Texas Utility Commission during the first quarter of 2015, and rates became effective February 25, 2015. We expect an increase of $23.5 million in annual revenues based on this approval.

Distribution Cost Recovery Factor (DCRF). On April 6, 2015, CenterPoint Houston filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in distribution invested capital since its last rate case. CenterPoint Houston is requesting (i) an increase in annual revenue of $16.7 million based on an increase in rate base from January 1, 2010 through December 31, 2014 of $417 million; and (ii) that rates become effective September 1, 2015.

The DCRF application must be filed between April 1 and April 8 of any given year.  The application includes recovery of specific incremental distribution related invested capital, including poles, transformers, conductors, meters and telecommunication equipment from the previous rate case to the end of the DCRF update period, less an adjustment for the related accumulated deferred income taxes.  The application includes recovery of return on investment, depreciation expense, federal income tax, and other associated taxes less an adjustment for changes in customer count and weather normalized usage during the update period. The allocation to customer classes is conducted in the same manner as current rates.  Any authorized rate change is applied to all retail customers on an energy or demand charge basis, effective September 1, through a separate DCRF charge.  Only four DCRF changes may be implemented between rate cases.  The utility must file an earnings monitoring report (EMR) annually with the DCRF application.  By law, a DCRF application will be denied if the EMR shows the utility is earning more than its authorized rate of return using 10-year weather normalized data.

Other Matters

Credit Facility

As of April 20, 2015, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized at April 20, 2015		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2019
_________

(1)	Represents outstanding letters of credit.

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

Temporary Investments

As of April 20, 2015, investments in money market funds by the transition and system restoration bond companies comprised substantially all of our temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of April 20, 2015, we had $20 million borrowed from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.

As of March 31, 2015, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.5 billion, of which $464 million is not reflected in our consolidated financial statements. Of the $464 million, $408 million collateralized debt of CenterPoint Energy and is not reflected because of the contingent nature of the obligations and $56 million collateralized pollution control bonds that we hold for future remarketing. CenterPoint Energy held $290 million of its collateralized debt for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.0 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2015. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At March 31, 2015, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company II	$823
Bond Company III	254
Bond Company IV	1,395
Restoration Bond Company	436
Total	$2,908

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of April 20, 2015, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2015, the impact on the borrowing costs under our credit facility would have been immaterial in the three months ended March 31, 2015.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults

Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness of borrowed money and certain other specified types of obligations (including guarantees) exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of March 31, 2015, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations (including guarantees), in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn Energy, Inc. (GenOn) and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG Energy, Inc. and Energy Future Holdings Corp., to satisfy their obligations to us;

•	the outcome of litigation;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Note 8 to our Interim Condensed Financial Statements and “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2014 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2014 Form 10-K.

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the three months ended March 31, 2015 and 2014 was 1.78 and 1.91, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: May 12, 2015

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