Form 10-Q
period 2015-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2015-08-12
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of July 31, 2015, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

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

•	the outcome of litigation;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$705	$698	$1,322	$1,328

Expenses:
Operation and maintenance	318	301	627	591
Depreciation and amortization	174	196	325	372
Taxes other than income taxes	55	56	111	114
Total	547	553	1,063	1,077
Operating Income	158	145	259	251

Other Income (Expense):
Interest and other finance charges	(29)	(29)	(58)	(53)
Interest on transition and system restoration bonds	(27)	(30)	(55)	(60)
Other, net	6	4	10	7
Total	(50)	(55)	(103)	(106)
Income Before Income Taxes	108	90	156	145
Income tax expense	39	33	56	53
Net Income	$69	$57	$100	$92

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	June 30, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents ($235 and $290 related to VIEs, respectively)	$236	$290
Accounts and notes receivable ($71 and $58 related to VIEs, respectively), less bad debt reserve of $2 and $3, respectively	293	237
Accounts and notes receivable—affiliated companies	8	119
Accrued unbilled revenues	113	96
Inventory	129	126
Taxes receivable	8	103
Deferred tax asset	2	2
Other ($34 and $47 related to VIEs, respectively)	43	74
Total current assets	832	1,047

Property, Plant and Equipment:
Property, plant and equipment	9,752	9,393
Less: accumulated depreciation and amortization	3,148	3,050
Property, plant and equipment, net	6,604	6,343

Other Assets:
Regulatory assets ($2,581 and $2,738 related to VIEs, respectively)	2,467	2,629
Other	43	34
Total other assets	2,510	2,663

Total Assets	$9,946	$10,053

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	June 30, 2015	December 31, 2014
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$381	$372
Accounts payable	119	148
Accounts and notes payable—affiliated companies	231	121
Taxes accrued	52	104
Interest accrued	81	75
Other	96	109
Total current liabilities	960	929
Other Liabilities:
Deferred income taxes, net	1,949	2,001
Benefit obligations	261	260
Regulatory liabilities	560	537
Other	52	54
Total other liabilities	2,822	2,852
Long-term Debt:
VIE transition and system restoration bonds	2,466	2,674
Other	2,006	2,006
Total long-term debt	4,472	4,680

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,322	1,322
Retained earnings	370	270
Total member’s equity	1,692	1,592

Total Liabilities and Member’s Equity	$9,946	$10,053

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$100	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325	372
Amortization of deferred financing costs	8	8
Deferred income taxes	(56)	(78)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(73)	(76)
Accounts receivable/payable - affiliated companies	(17)	40
Inventory	(3)	(9)
Accounts payable	(15)	6
Taxes receivable	95	(8)
Interest and taxes accrued	(46)	(79)
Net regulatory assets and liabilities	20	(5)
Other current assets	18	15
Other current liabilities	(13)	(36)
Other assets	(2)	3
Other liabilities	1	4
Other, net	(1)	(6)
Net cash provided by operating activities	341	243

Cash Flows from Investing Activities:
Capital expenditures	(442)	(371)
Decrease (increase) in notes receivable - affiliated companies	107	(79)
Decrease (increase) in restricted cash of transition and system restoration bond companies	13	(10)
Other, net	(6)	(19)
Net cash used in investing activities	(328)	(479)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	600
Payments of long-term debt	(198)	(373)
Increase (decrease) in short-term notes payable - affiliated companies	131	(3)
Cash paid for debt retirement	—	(1)
Debt issuance costs	—	(6)
Net cash provided by (used in) financing activities	(67)	217

Net Decrease in Cash and Cash Equivalents	(54)	(19)
Cash and Cash Equivalents at Beginning of Period	290	207
Cash and Cash Equivalents at End of Period	$236	$188

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$98	$94
Income taxes, net	27	186
Non-cash transactions:
Accounts payable related to capital expenditures	$50	$49

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At June 30, 2015, CenterPoint Houston had the following subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC.  The transition and system restoration bond companies, which are classified as variable interest entities (VIEs), are wholly owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 changes the analysis that reporting organizations must perform to evaluate whether they should consolidate certain legal entities, such as limited partnerships. The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 does not amend the related party guidance for situations in which power is shared between two or more entities that hold interests in a VIE. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. CenterPoint Houston will adopt ASU 2015-02 on January 1, 2016 and is currently assessing the impact, if any, that this standard will have on its financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. CenterPoint Houston will adopt ASU 2015-03 retrospectively on January 1, 2016, which will result in a reduction of both other long-term assets and long-term debt on its Condensed Consolidated Balance Sheets. CenterPoint Houston had debt issuance costs of $24 million and $26 million included in other long-term assets on its Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes most current revenue recognition guidance. ASU 2014-09 provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 was initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. In July 2015, the FASB issued Accounting Standard Update, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year.  CenterPoint Houston is currently evaluating the impact that ASU 2014-09 will have on its financial position, results of operations, cash flows and disclosures, and may adopt ASU 2014-09 on January 1, 2018 as permitted by the new guidance.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$1	$—	$1	$—
Interest cost	3	3	6	7
Expected return on plan assets	(1)	(2)	(3)	(3)
Amortization of prior service credit	(1)	(1)	(1)	(1)
Amortization of loss	1	1	2	1
Amortization of transition obligation	—	1	—	2
Net periodic cost	$3	$2	$5	$6

CenterPoint Houston expects to contribute approximately $7 million to its postretirement benefit plan in 2015, of which $2 million and $4 million were contributed during the three and six months ended June 30, 2015.

(4)	Regulatory Accounting

As of June 30, 2015, CenterPoint Houston has not recognized an allowed equity return of $421 million because such return will be recognized as it is recovered in rates.  During the three months ended June 30, 2015 and 2014, CenterPoint Houston recognized approximately $12 million and $17 million, respectively, of the allowed equity return not previously recognized. During the six months ended June 30, 2015 and 2014, CenterPoint Houston recognized approximately $21 million and $32 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At June 30, 2015 and December 31, 2014,

CenterPoint Houston held Level 1 investments of $18 million and $43 million, respectively, which were primarily investments in money market funds and are included in other current assets in the Condensed Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either June 30, 2015 or December 31, 2014.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Houston’s judgments about the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either June 30, 2015 or December 31, 2014.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the six months ended June 30, 2015, there were no transfers between levels.

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

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$4,853	$5,097	$5,052	$5,441

(6)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated, and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had borrowings from the money pool of $131 million and investments in the money pool of $107 million at June 30, 2015 and December 31, 2014, respectively, which are included in accounts and notes payable-affiliated companies and accounts and notes receivable-affiliated companies, respectively, in the Condensed Consolidated Balance Sheets.  Net interest income (expense) related to accounts and notes receivables and payables-affiliated companies was not material for either the three or six months ended June 30, 2015 or 2014.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Corporate service charges	$44	$39	$86	$76

(b) Major Customers

CenterPoint Houston’s transmission and distribution revenues from major customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Affiliates of NRG	$172	$164	$356	$330

Affiliates of Energy Future Holdings Corp.	$51	$41	$103	$81

(7)	Long-term Debt

Revolving Credit Facility. As of June 30, 2015 and December 31, 2014, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

	June 30, 2015		December 31, 2014
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
$300	$—	$4	$—	$4

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

CenterPoint Houston was in compliance with all financial covenants as of June 30, 2015.

Other. As of both June 30, 2015 and December 31, 2014, CenterPoint Houston had issued $408 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations. CenterPoint Energy held $290 million of its collateralized debt for future remarketing.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CenterPoint Energy Resources Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption, and stayed the remainder of the case pending outcome of the appeals.  The plaintiffs appealed this ruling to the U.S. Court of Appeals for the Ninth Circuit, which reversed the trial court’s dismissal of the plaintiffs’ claims. The U.S. Supreme Court agreed to review the case, and on April 21, 2015, affirmed the Ninth Circuit’s ruling and remanded the case to the district court for further proceedings. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims on remand.  CenterPoint Houston does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(9)       Income Taxes

The effective tax rate reported for the three and six months ended June 30, 2015 was 36% compared to 37% for the same periods in 2014.

CenterPoint Houston reported no uncertain tax liability as of June 30, 2015 and expects no significant change to the uncertain tax liability over the twelve-month period ending June 30, 2016. Tax years through 2011 have been audited and settled with the Internal Revenue Service (IRS). CenterPoint Energy’s consolidated federal income tax returns for the years 2012 and 2013 are currently under audit by the IRS. For 2014 and 2015, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2014 Form 10-K.

RECENT EVENTS

Brazos Valley Connection Project. In April 2015, we filed a Certificate of Convenience and Necessity application with the Public Utility Commission of Texas (Texas Utility Commission) seeking approval to construct the Brazos Valley Connection (our portion of the Houston region transmission project). We have proposed 32 alternative routes for the project in the application and anticipate a final decision from the Texas Utility Commission during the fourth quarter of 2015. Depending on the route selected by the Texas Utility Commission, we estimate that the capital costs for the Brazos Valley Connection will be approximately $276–$383 million. After approval of the application, we expect to complete construction of the Brazos Valley Connection by mid-2018. Hearings are scheduled in August 2015 on routing issues and in September 2015 on the need for the project.

Transmission Cost of Service (TCOS). On June 26, 2015, we filed an application with the Texas Utility Commission for an interim update of our TCOS seeking an increase in annual transmission revenues of $13.7 million based on an incremental increase of $87.6 million in total rate base. We expect to receive approval from the Texas Utility Commission during the third quarter of 2015.

Distribution Cost Recovery Factor (DCRF). On April 6, 2015, we filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution invested capital since our 2010 rate case. The application requested an increase in annual distribution revenue of $16.7 million.

On June 19, 2015, an unopposed settlement agreement was filed providing for an increase in annual distribution revenue of $13.0 million, subject to final Texas Utility Commission approval. The Texas Utility Commission approved the settlement agreement on July 30, 2015.  Rates will become effective September 1, 2015.

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

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2015 and 2014, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$585	$554	$1,104	$1,057
Transition and system restoration bond companies	120	144	218	271
Total revenues	705	698	1,322	1,328
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	315	300	622	588
Depreciation and amortization, excluding transition and system restoration bond companies	84	83	167	164
Taxes other than income taxes	55	56	111	114
Transition and system restoration bond companies	93	114	163	211
Total expenses	547	553	1,063	1,077
Operating income	158	145	259	251
Interest and other finance charges	(29)	(29)	(58)	(53)
Interest on transition and system restoration bonds	(27)	(30)	(55)	(60)
Other income, net	6	4	10	7
Income before income taxes	108	90	156	145
Income tax expense	39	33	56	53
Net income	$69	$57	$100	$92

Operating Income:
Electric transmission and distribution operations	$131	$115	$204	$191
Transition and system restoration bond companies (1)	27	30	55	60
Total operating income	$158	$145	$259	$251

Throughput (in gigawatt-hours (GWh)):
Residential	7,483	6,981	12,896	12,263
Total	21,751	20,608	39,766	38,327

Number of metered customers at end of period:
Residential	2,054,777	2,008,293	2,054,777	2,008,293
Total	2,322,164	2,272,293	2,322,164	2,272,293
___________
(1) Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

We reported operating income of $158 million for the three months ended June 30, 2015, consisting of $131 million from the regulated electric transmission and distribution utility (TDU) and $27 million related to transition and system restoration bond companies (Bond Companies). For the three months ended June 30, 2014, operating income totaled $145 million, consisting of $115 million from TDU and $30 million related to Bond Companies.

TDU operating income increased $16 million due to the following key factors:

•higher usage of $13 million, primarily due to a return to more normal weather;

•customer growth of $5 million from the addition of nearly 50,000 new customers; and

•	higher transmission-related revenues of $21 million, which were partially offset by increased transmission costs billed by transmission providers of $13 million.

These increases to operating income were partially offset by the following:

•	lower equity return of $5 million, primarily related to true-up proceeds; and

•	higher operation and maintenance expenses of $2 million.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

We reported operating income of $259 million for the six months ended June 30, 2015, consisting of $204 million from TDU and $55 million related to Bond Companies. For the six months ended June 30, 2014, operating income totaled $251 million, consisting of $191 million from the TDU and $60 million related to Bond Companies.

TDU operating income increased $13 million due to the following key factors:

•higher usage of $9 million, primarily due to a return to more normal weather;

•customer growth of $11 million from the addition of nearly 50,000 new customers; and

•	higher transmission-related revenues of $44 million, which were partially offset by increased transmission costs billed by transmission providers of $29 million.

These increases to operating income were partially offset by the following:

•	lower equity return of $11 million, primarily related to true-up proceeds;

•	higher operation and maintenance expenses of $5 million; and

•	lower right of way revenues of $3 million.

Income Tax Expense. Our effective tax rate reported for the three and six months ended June 30, 2015 was 36% compared to 37% for the same periods in 2014.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2014 Form 10-K, and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure to maintain reliability and safety as well as expand our system through value-added projects. Our principal anticipated cash requirements for the remaining six months of 2015 include approximately $485 million of capital expenditures and $173 million of scheduled principal payments on transition and system restoration bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs for the remaining six months of 2015. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2014 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

Brazos Valley Connection Project. In July 2013, we and other transmission service providers submitted analyses and transmission proposals to the Electric Reliability Council of Texas (ERCOT) for an additional transmission path into the Houston region. In April 2014, ERCOT’s Board of Directors voted to endorse a Houston region transmission project and deemed its completion before June 2018 critical for reliability. The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning approximately 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing 345 kV TH Wharton-Addicks transmission line to increase its rating. Also in April 2014, ERCOT staff determined that we would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60–78 miles (depending on the route approved by the Texas Utility Commission) of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line (this portion of the Houston region transmission project is referred to by us as the Brazos Valley Connection). Other transmission service providers were designated by ERCOT for the portion of the project from the Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation. In April 2015, we filed a Certificate of Convenience and Necessity application with the Texas Utility Commission seeking approval to construct the Brazos Valley Connection. We have proposed 32 alternative routes for the project in the application and anticipate a final decision from the Texas Utility Commission during the fourth quarter of 2015. Depending on the route selected by the Texas Utility Commission, we estimate that the capital costs for the Brazos Valley Connection will be approximately $276–$383 million. After approval of the application, we expect to complete construction of the Brazos Valley Connection by mid-2018. Hearings are scheduled in August 2015 on routing issues and in September 2015 on the need for the project.

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

Transmission Cost of Service (TCOS). On November 21, 2014, we filed an application, as amended, with the Texas Utility Commission seeking an increase in annual transmission revenues based on an incremental increase in total rate base of $113.2 million.  We received approval from the Texas Utility Commission during the first quarter of 2015, and rates became effective February 25, 2015, resulting in an increase of $23.5 million in annual transmission revenues.

On June 26, 2015, we filed an application with the Texas Utility Commission for an interim update of our TCOS seeking an increase in annual transmission revenues of $13.7 million based on an incremental increase of $87.6 million in total rate base. We expect to receive approval from the Texas Utility Commission during the third quarter of 2015.

Distribution Cost Recovery Factor (DCRF). On April 6, 2015, we filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution invested capital since our 2010 rate case. The application requested (i) an increase in annual distribution revenue of $16.7 million based on an increase in rate base from January 1, 2010 through December 31, 2014 of $417 million; and (ii) that rates become effective September 1, 2015.

The DCRF application must be filed between April 1 and April 8 of any given year.  The application includes recovery of specific incremental distribution-related invested capital, including poles, transformers, conductors, meters and telecommunication equipment from the previous rate case to the end of the DCRF update period, less an adjustment for the related accumulated deferred income taxes.  The application includes recovery of return on investment, depreciation expense, federal income tax, and other associated taxes less an adjustment for changes in customer count and weather normalized usage during the update period. The allocation to customer classes is conducted in the same manner as current rates.  Any authorized rate change is applied to all retail customers on an energy or demand charge basis, effective September 1, through a separate DCRF charge.  Only four DCRF changes may be implemented between rate cases.  The utility must file an earnings monitoring report (EMR) annually with the DCRF application.  By law, a DCRF application will be denied if the EMR shows the utility is earning more than its authorized rate of return using 10-year weather normalized data.

On June 19, 2015, an unopposed settlement agreement was filed providing for an increase in annual distribution revenue of $13.0 million, subject to final Texas Utility Commission approval. The Texas Utility Commission approved the settlement agreement on July 30, 2015.  Rates will become effective September 1, 2015.

Energy Efficiency Cost Recovery Factor (EECRF).  On June 1, 2015, we filed an application with the Texas Utility Commission for an adjustment to our EECRF to recover $37.7 million in 2016, including an incentive of $6.6 million based on 2014 program performance.  We requested approval effective by March 2016.

Other Matters

Credit Facility

As of July 31, 2015, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized at July 31, 2015		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2019
_________

(1)	Represents outstanding letters of credit.

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

Temporary Investments

As of July 31, 2015, investments in money market funds by Bond Companies comprised substantially all of our temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of July 31, 2015, we had $196 million borrowed from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.

As of June 30, 2015, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.5 billion, of which $464 million is not reflected in our consolidated financial statements. Of the $464 million, $408 million collateralized debt of CenterPoint Energy and is not reflected because of the contingent nature of the obligations and $56 million collateralized pollution control bonds that we hold for future remarketing. CenterPoint Energy held $290 million of its collateralized debt for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2015. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At June 30, 2015, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company II	$823
Bond Company III	254
Bond Company IV	1,334
Restoration Bond Company	436
Total	$2,847

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of July 31, 2015, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2015, the impact on the borrowing costs under our credit facility would have been immaterial in the three months ended June 30, 2015.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults

Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness of borrowed money and certain other specified types of obligations (including guarantees) exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of June 30, 2015, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations (including guarantees), in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.    OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2015 and 2014 was 2.28 and 2.17, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: August 12, 2015

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