Form 10-K
period 2015-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2016-02-26
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates as of June 30, 2015: None

i

We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2015, 2014 and 2013.

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

OUR BUSINESS

Overview

We provide electric transmission and distribution services to retail electric providers (REPs) serving over 2.3 million metered customers in the Texas Gulf Coast area that includes the city of Houston. In this report, unless the content indicates otherwise, references to “CenterPoint Houston,” “we,” “us” or similar terms mean CenterPoint Energy Houston Electric, LLC and its subsidiaries. We are an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  We have only one reportable business segment: Electric Transmission & Distribution.

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

ERCOT Market Framework

We are a member of ERCOT. Within ERCOT, prices for wholesale generation and retail electric sales are unregulated, but services provided by transmission and distribution companies are regulated by the Texas Utility Commission. ERCOT serves as the regional reliability coordinating council for member electric power systems in most of Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 90% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market included available generating capacity of over 77,000 megawatts (MW) as of December 31, 2015. Currently, there are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

The ERCOT market operates under the reliability standards set by the North American Electric Reliability Corporation (NERC) and approved by the Federal Energy Regulatory Commission (FERC). Within ERCOT, these reliability standards are administered by the Texas Reliability Entity (TRE). The Texas Utility Commission has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for operating the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers.

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

Restructuring of the Texas Electric Market

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law). Pursuant to that legislation, integrated electric utilities operating within ERCOT were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation provided for a transition period to move to the new market structure and provided a mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs were recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge as a rider to the utility’s tariff. Our integrated utility business was restructured in accordance with the Texas electric restructuring law and its generating stations were sold to third parties. Ultimately we were authorized to recover a total of approximately $5 billion in stranded costs, other charges and related interest. Most of that amount was recovered through the issuance of transition bonds by our special purpose subsidiaries. The transition bonds are repaid through charges imposed on customers in our service territory. As of December 31, 2015, approximately $2.3 billion aggregate principal amount of transition bonds were outstanding.

Customers

We serve nearly all of the Houston/Galveston metropolitan area. At December 31, 2015, our customers consisted of approximately 69 REPs, which sell electricity to over 2.3 million metered customers in our certificated service area, and municipalities, electric cooperatives and other distribution companies located outside our certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission.

Sales to REPs that are affiliates of NRG Energy, Inc. (NRG) represented approximately 35%, 37% and 38% of our transmission and distribution revenues in 2015, 2014 and 2013, respectively.  Sales to REPs that are affiliates of Energy Future Holdings Corp. (Energy Future Holdings) represented approximately 10% of our transmission and distribution revenues in each of 2015, 2014 and 2013.  Our aggregate billed receivables balance from REPs as of December 31, 2015 was $195 million.  Approximately 34% and 11% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. We do not have long-term contracts with any of our customers. We operate using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In May 2012, we substantially completed the deployment of an advanced metering system (AMS), having installed approximately 2.2 million smart meters. To recover the cost of the AMS, the Texas Utility Commission approved a monthly surcharge payable by REPs, initially over 12 years and later reduced to six years as a result of U.S. Department of Energy (DOE) grant funds. The surcharge expired in 2015 for residential customers and is set to expire in 2016 to 2017 for non-residential customers. The surcharge amounts and duration are subject to adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.

We are also pursuing deployment of an electric distribution grid automation strategy that involves the implementation of an “Intelligent Grid” (IG) which would provide on-demand data and information about the status of facilities on our system. We expect to include the costs of the deployment in future rate proceedings before the Texas Utility Commission.

In October 2009, the DOE selected us for a $200 million grant to help fund our AMS and IG projects. We received substantially all of the $200 million of grant funding from the DOE by 2011 and used $150 million of it to accelerate completion of our deployment of advanced meters to 2012. We used the other $50 million from the grant for an initial deployment of an IG that covers approximately 12% of our service territory. The DOE-funded portion of the IG project was substantially completed in 2015, and the capital portion of the IG project subject to partial funding by the DOE cost approximately $140 million.

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

Properties

All of our properties are located in Texas. Our properties consist primarily of high-voltage electric transmission lines and poles, distribution lines, substations, service centers, service wires and meters. Most of our transmission and distribution lines have been constructed over lands of others pursuant to easements or along public highways and streets under franchise agreements and as permitted by law.

All of our real and tangible properties, subject to certain exclusions, are currently subject to:

•	the lien of a Mortgage and Deed of Trust (the Mortgage) dated November 1, 1944, as supplemented; and

•	the lien of a General Mortgage (the General Mortgage) dated October 10, 2002, as supplemented, which is junior to the lien of the Mortgage.

As of December 31, 2015, we had approximately $2.1 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including $118 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $56 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2015, we had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $4.2 billion of additional general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2015. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines — Overhead.  As of December 31, 2015, we owned 28,474 pole miles of overhead distribution lines and 3,723 circuit miles of overhead transmission lines, including 325 circuit miles operated at 69,000 volts, 2,181 circuit miles operated at 138,000 volts and 1,217 circuit miles operated at 345,000 volts.

Electric Lines — Underground.  As of December 31, 2015, we owned 23,120 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including two circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2015, we owned 232 major substation sites having a total installed rated transformer capacity of 58,674 megavolt amperes.

Service Centers.  We operate 14 regional service centers located on a total of 292 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

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

State and Local Regulation

We conduct our operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers our present service area and facilities. The Texas Utility Commission and certain municipalities have the authority to set the rates and terms of service provided by us under cost-of-service rate regulation. We hold non-exclusive franchises from certain incorporated municipalities in our service territory. In exchange for payment of fees, these franchises give us the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain our transmission and distribution system and to use that system to conduct our electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 20 to 40 years.

Our distribution rates charged to REPs for residential customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are primarily based on peak demand. All REPs in our service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a distribution recovery mechanism for recovery of incremental distribution invested capital above that which is already reflected in the base distribution rate, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an energy efficiency cost recovery charge, a surcharge related to the implementation of AMS and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services.

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

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to maintain compliance with changing environmental laws and regulations and to ensure the costs of such compliance are reasonable.

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

Global Climate Change

There is increasing attention being paid in the United States and worldwide to the issue of climate change. As a result, from time to time, regulatory agencies have considered the modification of existing laws or regulations or the adoption of new laws or regulations addressing the emissions of greenhouse gases (GHG) on the state, federal, or international level. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in GHG emissions. We, in contrast to some electric utilities, do not generate electricity and thus are not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our business.

To the extent climate changes occur, our business may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify. Warmer temperatures in our service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling. Another possible effect of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. When we cannot deliver electricity to customers, or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Air Emissions

Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions. We may be required to obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. Under the National Emission Standards for Hazardous Air Pollutants, the Environmental Protection Agency (EPA) established maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule). Back up electrical generators we use are substantially compliant with these laws and regulations.

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

Hazardous Waste

Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment, transport and disposal of hazardous and solid waste. Ordinary industrial wastes such as paint wastes, waste solvents and laboratory wastes may be regulated as hazardous waste.

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

EMPLOYEES

As of December 31, 2015, we had 2,665 full-time employees, of which approximately 51% were covered by collective bargaining agreements. The collective bargaining agreement with the International Brotherhood of Electrical Workers Local 66 is scheduled to expire in May of 2016. We believe we have a good relationship with this bargaining unit and expect to negotiate a new agreement in 2016.

Item 1A.	Risk Factors

The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this report, summarizes the principal risk factors associated with our business.

Risk Factors Associated with Our Consolidated Financial Condition

We are an indirect, wholly-owned subsidiary of CenterPoint Energy. CenterPoint Energy can exercise substantial control over our dividend policy and business and operations and could do so in a manner that is adverse to our interests.

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

As of December 31, 2015, we had $4.9 billion of outstanding indebtedness on a consolidated basis, which includes $2.7 billion of non-recourse transition and system restoration bonds. As of December 31, 2015, principal repayments through 2018 are limited to scheduled principal repayments on transition and system restoration bonds of approximately $1.2 billion, for which dedicated revenue streams exist. Our future financing activities may be significantly affected by, among other things:

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

•
our exposure to GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc. (RRI)), a wholly-owned subsidiary of NRG, in connection with certain indemnification obligations; and

•	provisions of relevant tax and securities laws.

As of December 31, 2015, we had approximately $2.1 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including $118 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $56 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2015, we had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $4.2 billion of additional general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2015. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of December 31, 2015, CenterPoint Energy and its subsidiaries other than us have approximately $1.5 billion principal amount of debt required to be paid through 2018.  If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness and liquidity could be adversely affected.  In addition, CenterPoint Energy or its other subsidiaries or affiliates may from time to time acquire or dispose of assets or businesses or enter into joint ventures or other transactions that could adversely impact the credit capacity, credit ratings or liquidity of CenterPoint Energy or its other subsidiaries or affiliates, which, as a result, could adversely impact our credit ratings and liquidity. Also, from time to time we and other affiliates invest in or borrow funds from the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.

Risk Factors Affecting Our Business

Rate regulation of our business may delay or deny our ability to earn a reasonable return and fully recover our costs.

Our rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of our invested capital and our expenses in a test year. Thus, the rates that we are allowed to charge may not match our costs at any given time, which is referred to as “regulatory lag.” The regulatory process by which rates are determined may not always result in rates that will produce full recovery of our costs and enable us to earn a reasonable return on our invested capital.

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

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to our customers. As of December 31, 2015, we did business with approximately 69 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and we thus remain at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of our billed receivables from REPs are from affiliates of NRG and Energy Future Holdings. Our aggregate billed receivables balance from REPs as of December 31, 2015 was $195 million. Approximately 34% and 11% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. In April 2014, Energy Future Holdings publicly disclosed that it and the substantial majority of its direct and indirect subsidiaries, excluding Oncor Electric Delivery Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments we had received from such REP.

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
We are subject to cyber and physical security risks related to breaches in the systems and technology used (i) to manage operations and other business processes and (ii) to protect sensitive information maintained in the normal course of business. The operation of our electric transmission and distribution system is dependent on not only physical interconnection of our facilities, but also on communications among the various components of our system. As we deploy smart meters and the intelligent grid, reliance on communication between and among those components increases. Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability to conduct operations and control assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, and subject us to possible legal claims and liability. We are not fully insured against all cyber-security risks, any of which could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, electrical distribution and transmission facilities may be targets of terrorist activities that could disrupt our ability to conduct our business and have a material adverse effect on our results of operations, financial condition and cash flows.

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

•	catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, hurricanes, terrorism, pandemic health events or other similar occurrences.

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

Our business is dependent on our ability to recruit, retain, and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skillsets to future needs, or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Our costs, including costs to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for our services.

Regulatory agencies have from time to time considered adopting legislation, including the modification of existing laws and regulations, to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. The EPA has also expanded its existing GHG emissions reporting requirements. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA. Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.

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

We have entered into and have in place a collective bargaining agreement with a labor union. The collective bargaining agreement with the International Brotherhood of Electrical Workers Local 66 is scheduled to expire in May of 2016. Any failure to reach an agreement on a new labor contract or to negotiate this labor contract might result in strikes, boycotts or other labor disruptions. These potential labor disruptions could have a material adverse effect on our business, results of operations and/or cash flows. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, results of operations and/or cash flows.

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

•
we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems; and

•
acquisitions, or the pursuit of acquisitions, could disrupt ongoing businesses, distract management, divert resources and make it difficult to maintain current business standards, controls and procedures.

We are involved in numerous legal proceedings, the outcome of which are uncertain, and resolutions adverse to us could negatively affect our financial results.

We are subject to numerous legal proceedings, the most significant of which are summarized in Note 10 of the consolidated financial statements. Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters with assurance. Final resolution of these matters may require additional expenditures over an extended period of time that may be in excess of established reserves and may have a material adverse effect on our financial results.

We are exposed to risks related to unfavorable economic conditions in our service territory.

Our business is affected by the economic climate in our service territory, which could impact our ability to grow our customer base and our rate of growth or result in reduced energy consumption by our customers. Some economic sectors important to our customer base may be affected. For example, our business is largely concentrated in Houston, Texas, where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Given the significant decline in energy and commodity prices in 2015, the rate of growth in employment in Houston has declined. In the event economic conditions further decline, the rate of growth in Houston may also deteriorate. Increases in customer defaults or delays in payment due to liquidity constraints could negatively impact our cash flows and financial condition.

Our business may be adversely affected by the intentional misconduct of our employees.

We are committed to living our core values of safety, integrity, accountability, initiative and respect and complying with all applicable laws and regulations. Despite that commitment and our efforts to prevent misconduct, it is possible for employees to engage in intentional misconduct, fail to uphold our core values, and violate laws and regulations for individual gain through contract or procurement fraud, misappropriation, bribery or corruption, fraudulent related-party transactions and serious breaches of CenterPoint Energy’s Ethics and Compliance Code and Standards of Conduct/Business Ethics policy, among other policies. If such intentional misconduct by employees should occur, it could result in substantial liability, higher costs, increased regulatory scrutiny and negative public perceptions.

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

All of our 1,000 outstanding common shares are held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

We paid dividends of $252 million, $-0- and $766 million on our common shares to Utility Holding, LLC in 2015, 2014 and 2013, respectively.

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

OVERVIEW

We provide electric transmission and distribution services to retail electric providers (REPs) serving over 2.3 million metered customers in the Texas Gulf Coast area that has a population of approximately six million people and includes the city of Houston.

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

EXECUTIVE SUMMARY

Factors Influencing Our Business and Industry Trends

We expect our business to continue to be affected by the key factors and trends discussed below. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

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

To the extent adverse economic conditions affect our suppliers and customers, our business results may suffer.  For example, our business is largely concentrated in Houston, Texas, where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Although Houston, Texas has a diverse economy, employment in the energy industry remains important. Reduced demand and lower energy prices could lead to financial pressure on some of our customers who operate within the energy industry and impact the growth rate of our customer base. Given the significant decline in energy and commodity prices in 2015, the rate of growth in employment in Houston, which had been greater than the national average, has declined and is now more in line with the national average. We expect this trend to continue in the foreseeable future. Also, adverse economic conditions, coupled with concerns for protecting the environment, may cause consumers to use less energy or avoid expansions of their facilities, resulting in less demand for our services.

Performance of our business is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis. In 2015, our Houston service area experienced some of the mildest temperatures on record during November and December. In 2014, we experienced a colder than normal January and February and milder temperatures for the rest of the year, including the summer months, in the Houston area. In 2013, we experienced a colder than normal spring and very cold weather in November and December in Houston. Our long-term national trends indicate customers have reduced their energy consumption, and reduced consumption can adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the area we serve, the trend toward lower usage has slowed. In our service area, we have benefited from growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this trend will continue as the region’s economies continue to grow. The profitability of our business is influenced significantly by the regulatory treatment we receive from the state and local regulators who set our electric distribution rates.

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

Consistent with regulatory treatment, we can defer the amount of pension expense that differs from the level of pension expense included in our base rates.

Significant Events

Brazos Valley Connection Project. In April 2015, we filed a Certificate of Convenience and Necessity (CCN) application with the Texas Utility Commission seeking approval to construct the Brazos Valley Connection (our portion of the Houston region transmission project). We proposed 32 alternative routes for the project in the application, including one route (the Recommended Route) that we identified in the application as best meeting the routing criteria used by the Texas Utility Commission in the route selection portion of CCN proceedings. The hearing on our CCN application was divided into two phases, a route-selection phase and a need phase. The route selection hearing was held on August 17 and 18, 2015. The hearing on the need for the line was held on September 2 and 3, 2015. On January 15, 2016, the Texas Utility Commission issued an order finding that the evidence presented by us, ERCOT, and others established the need for the project and approving a CCN for us to construct the Brazos Valley Connection using a modified version of the Recommended Route.  A request for rehearing was filed with respect to the Texas Utility Commission’s route selection decision. That request for rehearing will be automatically deemed denied by operation of law on March 10, 2016, unless the Texas Utility Commission acts on the request before that date. The Texas Utility Commission’s order provided an estimated range of approximately $270–$310 million for the capital costs for the Brazos Valley Connection. The actual cost will depend on factors including land acquisition costs, material and construction costs and landowner elections permitted under the Texas Utility Commission’s order. We expect to complete construction of the Brazos Valley Connection by mid-2018.

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

On October 1, 2015, we filed an application with the Texas Utility Commission for an interim update of our TCOS seeking an increase in annual transmission revenues based on an incremental increase of $107.6 million in total rate base. The Texas Utility Commission approved our application in the fourth quarter of 2015, and rates became effective November 23, 2015, resulting in an increase of $16.8 million in annual transmission revenue.

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

•
any direct or indirect effects on our facilities, operations and financial condition resulting from terrorism, cyber-attacks, data security breaches or other attempts to disrupt our business or the businesses of third parties, or other catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, hurricanes, pandemic health events or other occurrences;

•	our ability to invest planned capital and the timely recovery of our investment in capital;

•	our ability to control operation and maintenance costs;

•	actions by credit rating agencies;

•	the sufficiency of our insurance coverage, including availability, cost, coverage and terms;

•	the investment performance of CenterPoint Energy, Inc.’s pension and postretirement benefit plans;

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

•
the ability of GenOn Energy, Inc. (GenOn, formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.), a wholly-owned subsidiary of NRG Energy, Inc. (NRG), and its subsidiaries to satisfy their obligations to us, including indemnity obligations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the Securities and Exchange Commission.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from REPs and our ability to recover our regulatory assets.

The following table sets forth selected financial data for the years ended December 31, 2015, 2014 and 2013, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2015	2014	2013
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$2,365	$2,280	$2,070
Transition and system restoration bond companies	481	566	507
Total Revenues	2,846	2,846	2,577
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	1,300	1,251	1,045
Depreciation and amortization, excluding transition and system restoration bond companies	340	327	319
Taxes other than income taxes	222	224	225
Transition and system restoration bond companies	376	448	374
Total Expenses	2,238	2,250	1,963
Operating Income	608	596	614
Interest and other finance charges	(118)	(109)	(99)
Interest on transition and system restoration bonds	(105)	(118)	(133)
Other income, net	21	14	33
Income Before Income Taxes and Extraordinary Item	406	383	415
Income Tax Expense	145	131	146
Net Income	$261	$252	$269

Throughput (in gigawatt-hours (GWh)):
Residential	28,995	27,498	27,485
Total	84,191	81,839	79,985

Number of metered customers at end of period:
Residential	2,079,899	2,033,027	1,982,699
Total	2,348,517	2,299,247	2,244,289

2015 Compared to 2014.  We reported operating income of $608 million for 2015, consisting of $503 million from our regulated electric transmission and distribution utility operations (TDU) and $105 million related to transition and system restoration bond companies (Bond Companies). For 2014, operating income totaled $596 million, consisting of $478 million from the TDU and $118 million related to Bond Companies.

TDU operating income increased $25 million due to the following key factors:

•	higher transmission-related revenues of $81 million, which were partially offset by increased transmission costs billed by transmission providers of $47 million;

•customer growth of $25 million from the addition of nearly 50,000 new customers;

•higher usage of $17 million, primarily due to a return to normal weather; and

•rate relief associated with distribution capital investments of $5 million.

These increases to operating income were partially offset by the following:

•lower equity return of $20 million, primarily related to true-up proceeds;

•	lower revenues from energy efficiency bonuses of $15 million, including a one-time energy efficiency remand bonus in 2014 of $8 million;

•higher depreciation of $13 million; and

•lower right-of-way revenues of $7 million.

Income Tax Expense.  We reported an effective tax rate of 35.7% and 34.2% for the years ended December 31, 2015 and 2014, respectively. The effective tax rate of 34.2% for 2014 was primarily attributable to a $6 million reversal of previously accrued taxes as a result of final positions taken in the 2013 income tax returns.

2014 Compared to 2013.  We reported operating income of $596 million for 2014, consisting of $478 million from our TDU and $118 million related to Bond Companies. For 2013, operating income totaled $614 million, consisting of $481 million from the TDU and $133 million related to Bond Companies.

TDU operating income decreased $3 million due to the following key factors:

•	increased labor and support services costs of $21 million;

•	increased contracts and services of $19 million;

•	decreased usage of $11 million, primarily due to milder weather.

•	lower right-of-way revenues of $8 million;

•	increased depreciation of $8 million;

•	an adjustment to our claims liability reserve of $6 million; and

•	increased transmission costs billed by transmission providers of $168 million, which were largely offset by increased transmission-related revenues of $164 million.

These decreases to operating income were partially offset by the following:

•customer growth of $33 million from the addition of almost 55,000 new customers;

•higher equity return of $23 million, primarily related to true-up proceeds; and

•	higher energy efficiency performance bonus of $15 million.

Income Tax Expense.  We reported an effective tax rate of 34.2% and 35.2% for the years ended December 31, 2014 and 2013, respectively. The effective tax rate of 34.2% for 2014 was primarily attributable to a $6 million reversal of previously accrued taxes as a result of final positions taken in the 2013 income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our principal anticipated cash requirements during 2016 include capital expenditures of approximately $833 million and scheduled principal payments on transition and system restoration bonds of $391 million.

We expect that anticipated 2016 cash needs will be met with borrowings under our credit facility, proceeds from the issuance of general mortgage bonds, anticipated cash flows from operations and intercompany borrowings. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2015 and estimates of our capital expenditures for 2016 through 2020:

(in millions)
2015	$934
2016	833
2017	786
2018	735
2019	685
2020	686

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations. These capital expenditures are anticipated to maintain reliability and safety.

The following table sets forth estimates of our contractual obligations, including payments due by period:

Contractual Obligations	Total	2016	2017-2018	2019-2020	2021 and thereafter
	(in millions)
Transition and system restoration bond debt (1)	$2,674	$391	$845	$689	$749
Other long-term debt	2,206	—	—	200	2,006
Interest payments - transition and system restoration bond debt (1) (2)	367	95	146	76	50
Interest payments - other long-term debt (2)	1,829	97	194	190	1,348
Operating leases	1	—	—	1	—
Benefit obligations (3)	—	—	—	—	—
Total contractual cash obligations (4)	$7,077	$583	$1,185	$1,156	$4,153

(1)	Transition and system restoration charges are adjusted at least annually to cover debt service on the transition and system restoration bonds.

(2)
We calculated estimated interest payments for long-term fixed-rate debt and term debt based on the applicable rates and payment dates. We typically expect to satisfy such interest payment obligations with cash flows from operations and short-term borrowings.

(3)
We expect to contribute approximately $7 million to our postretirement benefits plan in 2016 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(4)
This table does not include estimated future payments for expected future asset retirement obligations. These payments are primarily estimated to be incurred after 2021. We record a separate liability for the fair value of these asset retirement obligations which totaled $37 million as of December 31, 2015. See Note 3(c) to our consolidated financial statements.

Off-Balance Sheet Arrangements

Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project. In July 2013, we and other transmission service providers submitted analyses and transmission proposals to ERCOT for an additional transmission path into the Houston region. In April 2014, ERCOT’s Board of Directors voted to endorse a Houston region transmission project and deemed its completion before June 2018 critical for reliability. The project will consist of (i) construction of a new double-circuit 345 kilovolt (kV) line spanning approximately 130 miles, (ii) upgrades to three substations to accommodate new connections and additional capacity, and (iii) improvements to approximately 11 miles of an existing 345 kV TH Wharton-Addicks transmission line to increase its rating. Also in April 2014, ERCOT staff determined that we would be the designated transmission service provider for the portion of the project between our Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency, consisting of approximately 60–78 miles (depending on the route approved by the Texas Utility Commission) of 345 kV transmission line, upgrades to the Limestone and Zenith substations and upgrades to 11 miles of the 345 kV TH Wharton-Addicks transmission line (this portion of the Houston region transmission project is referred to by us as the Brazos Valley Connection). Other transmission service providers were designated by ERCOT for the portion of the project from the Gibbons Creek Substation to the Limestone Substation as well as the upgrades to the Gibbons Creek Substation. In April 2015, we filed a CCN application with the Texas Utility Commission seeking approval to construct the Brazos Valley Connection. We proposed 32 alternative routes for the project in the application, including the Recommended Route that we identified in the application as best meeting the routing criteria used by the Texas Utility Commission in the route selection portion of CCN proceedings. The hearing on our CCN application was divided into two phases, a route-selection phase and a need phase. The route selection hearing was held on August 17 and 18, 2015. The hearing on the need for the line was held on September 2 and 3, 2015. On January 15, 2016, the Texas Utility Commission issued an order finding that the evidence presented by us, ERCOT, and others established the need for the project and approving a CCN for us to construct the Brazos Valley Connection using a modified version of the Recommended Route.  A request for rehearing was filed with respect to the Texas Utility Commission’s route selection decision.  That request for rehearing will automatically be deemed denied by operation of law on March 10, 2016, unless the Texas Utility Commission acts on the request before that date.  No party filed a request for rehearing on the order’s need decision before the deadline expired and, therefore, that decision is final and not appealable. The Texas Utility Commission’s order provided an estimated range of approximately $270–$310 million for the capital costs for the Brazos Valley Connection. The actual cost will depend on factors including land acquisition costs, material and construction costs and landowner elections permitted under the Texas Utility Commission’s order. We expect to complete construction of the Brazos Valley Connection by mid-2018.

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

Transmission Cost of Service. On November 21, 2014, we filed an application, as amended, with the Texas Utility Commission seeking an increase in annual transmission revenues based on an incremental increase in total rate base of $113.2 million.  We received approval from the Texas Utility Commission during the first quarter of 2015, and rates became effective February 25, 2015, resulting in an increase of $23.5 million in annual transmission revenues.

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

On October 1, 2015, we filed an application with the Texas Utility Commission for an interim update of our TCOS seeking an increase in annual transmission revenues based on an incremental increase of $107.6 million in total rate base. The Texas Utility Commission approved our application in the fourth quarter of 2015, and rates became effective November 23, 2015, resulting in an increase of $16.8 million in annual transmission revenue.

Distribution Cost Recovery Factor. On April 6, 2015, we filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since our 2010 rate case. The application requested (i) an increase in annual distribution revenue of $16.7 million based on an increase in rate base from January 1, 2010 through December 31, 2014 of $417 million; and (ii) that rates become effective September 1, 2015.

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

Energy Efficiency Cost Recovery Factor (EECRF).  On June 1, 2015, we filed an application with the Texas Utility Commission for an adjustment to our EECRF to recover $37.7 million in 2016, including an incentive of $6.6 million based on 2014 program performance.  In October 2015, the Texas Utility Commission approved the application to recover $37.6 million. The effective date of the rate adjustment will be March 1, 2016.

Other Matters

Credit Facility

As of February 12, 2016, we had the following revolving credit facility and utilization of such facility (in millions):

Execution Date	Size of Facility	Amount Utilized at February 12, 2016		Termination Date
September 9, 2011	$300	$204	(1)	September 9, 2019

(1)	Represents outstanding letters of credit of $4 million and outstanding bank loans of $200 million.

Our $300 million revolving credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 1.125% based on our current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of our consolidated capitalization. As of December 31, 2015, our debt (excluding transition and system restoration bonds) to capital ratio, as defined in our credit facility agreement, was 51.7%.

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

Temporary Investments

As of February 12, 2016, we had no external temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of February 12, 2016, we had $384 million borrowed from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries including transition and system restoration bonds issued by wholly-owned subsidiaries.

As of December 31, 2015, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.2 billion, of which $174 million is not reflected in our consolidated financial statements. Of the $174 million, $118 million collateralized debt of CenterPoint Energy and is not reflected because of the contingent nature of the obligations and $56 million collateralized pollution control bonds that we hold for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.2 billion of additional general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2015. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At December 31, 2015, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$753
Bond Company III	233
Bond Company IV	1,273
Restoration Bond Company	415
Total	$2,674

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of February 12, 2016, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A1	Stable	A	Negative	A	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

We cannot assure that the ratings set forth above will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are included for informational purposes and are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2015, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

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

Possible Acquisitions or Dispositions

From time to time, we consider the acquisition or the disposition of assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt issuances. Debt financing may not, however, be available to us at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions.

On February 1, 2016, we announced that we are exploring the use of the real estate investment trust business model for all or part of our utility business.  There can be no assurances that this evaluation will result in any specific action, and we do not intend to disclose further developments on this initiative unless and until the CenterPoint Energy Board of Directors approves a specific action or as otherwise required.

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

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings, to satisfy their obligations to us;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of this report.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  As of December 31, 2015, we had recorded regulatory assets of $2.2 billion and regulatory liabilities of $542 million.

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

Unbilled Energy Revenues

Revenues related to electricity delivery are generally recognized upon delivery to customers. However, the determination of deliveries to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month either electronically through advanced metering system (AMS) meter communications or manual readings. At the end of each month, deliveries to non-AMS customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Information regarding deliveries to AMS customers after the last billing is obtained from actual AMS meter usage data. Unbilled electricity delivery revenue is estimated each month based on actual AMS meter data, daily supply volumes and applicable rates. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2(l) to the consolidated financial statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect us.

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 5(a) to the consolidated financial statements, we participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. We recorded pension cost of $36 million, $27 million and $26 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $16 million, $25 million and $21 million impacted pre-tax earnings. Our actuarially determined pension and other postemployment expense for 2015 and 2014 in excess of the amounts being recovered through rates is being deferred for rate making purposes.  Pension cost for 2016 is expected to be $45 million, of which we expect $20 million to impact pre-tax earnings after effecting such deferrals, based on an expected return on plan assets of 6.25% and a discount rate of 4.40% as of December 31, 2015. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, we had outstanding long-term debt and lease obligations that subject us to the risk of loss associated with movements in market interest rates.

As of December 31, 2015 and 2014, we had outstanding fixed-rate debt aggregating $4.7 billion and $5.1 billion, respectively, in principal amount and having a fair value of approximately $4.9 billion and $5.4 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $143 million if interest rates were to decline by 10% from their levels as of December 31, 2015. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2015 and 2014, and the related statements of consolidated income, cash flows, and member’s equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Houston Electric, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2016

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Revenues	$2,846	$2,846	$2,577

Expenses:
Operation and maintenance	1,311	1,258	1,053
Depreciation and amortization	705	768	685
Taxes other than income taxes	222	224	225
Total	2,238	2,250	1,963
Operating Income	608	596	614

Other Income (Expense):
Interest and other finance charges	(118)	(109)	(99)
Interest on transition and system restoration bonds	(105)	(118)	(133)
Other, net	21	14	33
Total	(202)	(213)	(199)
Income Before Income Taxes	406	383	415
Income tax expense	145	131	146
Net Income	$261	$252	$269

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($264 and $290 related to VIEs, respectively)	$264	$290
Accounts and notes receivable, net ($64 and $58 related to VIEs, respectively), less bad debt reserve of $1 and $3, respectively	234	237
Accounts and notes receivable—affiliated companies	16	119
Accrued unbilled revenues	96	96
Inventory	133	126
Taxes receivable	59	103
Other ($35 and $47 related to VIEs, respectively)	63	74
Total current assets	865	1,045
Property, Plant and Equipment, net	6,933	6,343

Other Assets:
Regulatory assets ($2,373 and $2,738 related to VIEs, respectively)	2,211	2,629
Other	37	34
Total other assets	2,248	2,663
Total Assets	$10,046	$10,051

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$391	$372
Accounts payable	153	148
Accounts and notes payable—affiliated companies	348	121
Taxes accrued	100	104
Interest accrued	70	75
Other	69	109
Total current liabilities	1,131	929
Other Liabilities:
Deferred income taxes, net	2,032	1,999
Benefit obligations	192	260
Regulatory liabilities	542	537
Other	59	54
Total other liabilities	2,825	2,850
Long-Term Debt:
VIE transition and system restoration bonds	2,283	2,674
Other long-term debt	2,206	2,006
Total long-term debt	4,489	4,680
Commitments and Contingencies (Note 10)
Member’s Equity	1,601	1,592
Total Liabilities and Member’s Equity	$10,046	$10,051

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Cash Flows from Operating Activities:
Net income	$261	$252	$269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	705	768	685
Amortization of deferred financing costs	15	16	16
Deferred income taxes	18	(24)	(75)
Changes in other assets and liabilities:
Accounts and notes receivable, net	3	15	(46)
Accounts receivable/payable–affiliated companies	223	37	(5)
Inventory	(7)	(21)	(11)
Accounts payable	—	(3)	48
Taxes receivable	44	(103)	7
Interest and taxes accrued	(9)	(40)	37
Net regulatory assets and liabilities	3	(28)	(6)
Other current assets	(1)	(2)	(2)
Other current liabilities	(40)	(19)	16
Other assets	(7)	11	(11)
Other liabilities	(1)	5	6
Other, net	—	(6)	—
Net cash provided by operating activities	1,207	858	928

Cash Flows from Investing Activities:
Capital expenditures	(929)	(804)	(753)
Decrease (increase) in notes receivable–affiliated companies	107	(107)	1,183
Decrease (increase) in restricted cash of transition and system restoration bond companies	12	(7)	17
Other, net	1	1	(2)
Net cash provided by (used in) investing activities	(809)	(917)	445

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	600	—
Payments of long-term debt	(372)	(537)	(897)
Long-term revolving credit facility	200	—	—
Dividend to parent	(252)	—	(766)
Decrease in notes payable–affiliated companies	—	(3)	(148)
Cash paid for debt retirements	—	(1)	(2)
Debt issuance costs	—	(7)	—
Contribution from parent	—	90	—
Other, net	—	—	1
Net cash provided by (used in) financing activities	(424)	142	(1,812)

Net Increase (Decrease) in Cash and Cash Equivalents	(26)	83	(439)
Cash and Cash Equivalents at Beginning of the Year	290	207	646
Cash and Cash Equivalents at End of the Year	$264	$290	$207

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$213	$215	$238
Income taxes	81	296	147
Non-cash transactions:
Accounts payable related to capital expenditures	$69	$64	$50

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED MEMBER’S EQUITY

	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	1,000	—	1,000	—	1,000	—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,322		1,232		1,231
Contribution from parent		—		90		—
Other		—		—		1
Balance, end of year		1,322		1,322		1,232
Retained Earnings
Balance, beginning of year		270		18		515
Net income		261		252		269
Dividend to parent		(252)		—		(766)
Balance, end of year		279		270		18
Total Member’s Equity		$1,601		$1,592		$1,250

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  As of December 31, 2015, CenterPoint Houston had the following subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV) (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto.

Because CenterPoint Houston is an indirect, wholly-owned subsidiary of CenterPoint Energy, CenterPoint Houston’s determination of reportable business segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies except that some executive benefit costs have not been allocated to CenterPoint Houston. CenterPoint Houston uses operating income as the measure of profit or loss for its business segments.  CenterPoint Houston consists of a single reportable segment: Electric Transmission & Distribution.

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

(b) Principles of Consolidation

The accounts of CenterPoint Houston and its wholly-owned subsidiaries are included in CenterPoint Houston’s consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. As of December 31, 2015, CenterPoint Houston had variable interest entities (VIEs) consisting of transition and system restoration bond companies, which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

CenterPoint Houston recognizes removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2015 and 2014, these removal costs of $350 million and $353 million, respectively, are classified as regulatory liabilities in CenterPoint Houston’s Consolidated Balance Sheets. In addition, a portion of the amount of removal costs that relate to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for asset retirement obligations.

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

(g) Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) is capitalized as a component of projects under construction and is amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates. During 2015, 2014 and 2013, CenterPoint Houston capitalized AFUDC interest of $8 million, $10 million and $10 million, respectively. During 2015, 2014 and 2013, CenterPoint Energy recorded AFUDC equity of $12 million, $14 million and $8 million, respectively, which is included in Other Income in its Statements of Consolidated Income.

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

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The provision for doubtful accounts in CenterPoint Houston’s Statements of Consolidated Income for 2015, 2014 and 2013 was less than $1 million, $3 million and $2 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and is valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

(k) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Houston considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds and system restoration bonds, CenterPoint Houston was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $35 million and $47 million as of December 31, 2015 and 2014, respectively, are included in other current assets in CenterPoint Houston’s Consolidated Balance Sheets. For additional information regarding transition and system restoration bonds, see Note 8. Cash and cash equivalents included $264 million and $290 million as of December 31, 2015 and 2014, respectively, that was held by CenterPoint Houston’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

(l) New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 changes the analysis that reporting organizations must perform to evaluate whether they should consolidate certain legal entities, such as limited partnerships. The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 does not amend the related party guidance for situations in which power is shared between two or more entities that hold interests in a VIE. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. CenterPoint Houston does not believe that ASU 2015-02 will have a material impact on its financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. CenterPoint Houston will adopt ASU 2015-03 retrospectively on January 1, 2016, which will result in a reduction of both other long-term assets and long-term debt on its Consolidated Balance Sheets. CenterPoint Houston had debt issuance costs of $22 million and $26 million included in other long-term assets on its Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) (ASU 2015-05).  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change a customer’s accounting for service contracts.  ASU 2015-05 is effective for fiscal years, and interim periods within the fiscal years, beginning after December 15, 2015 and may be adopted either prospectively or retrospectively.  CenterPoint Houston will adopt ASU 2015-05 prospectively on January 1, 2016. CenterPoint Houston does not believe that ASU 2015-05 will have a material impact on its financial position, results of operations, cash flows and disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes most current revenue recognition guidance. ASU 2014-09 provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 was initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. In August 2015, the FASB issued Accounting Standard Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year.  CenterPoint Houston is currently evaluating the impact that ASU 2014-09 will have on its financial position, results of operations, cash flows and disclosures, and will adopt ASU 2014-09 on January 1, 2018 as permitted by the new guidance.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. CenterPoint Houston adopted ASU 2015-17 retrospectively starting with fiscal year 2015. As such, certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Balance Sheet as of December 31, 2014, CenterPoint Houston reclassified $2 million from current deferred tax assets to reduce deferred income taxes within non-current liabilities. See Note 9 for additional information.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Energy’s consolidated financial position, results of operations or cash flows upon adoption.

(m) Other Current Liabilities

Included in other current liabilities in the Consolidated Balance Sheets as of December 31, 2015 and 2014 was $12 million and $24 million, respectively, of customer deposits primarily held by the transition and system restoration bond companies.

(n) Environmental Costs

CenterPoint Houston expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. CenterPoint Houston expenses amounts that relate to an existing condition caused by past operations that do not have future economic benefit. CenterPoint Houston records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated.

(3)	Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful	December 31,
	Lives (Years)	2015	2014
		(in millions)
Transmission	41	$2,196	$2,057
Distribution	30	6,556	6,170
Other	16	1,390	1,166
Total		10,142	9,393
Accumulated depreciation		3,209	3,050
Property, plant and equipment, net		$6,933	$6,343

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Depreciation expense	$316	$295	$280
Amortization of securitized regulatory assets	365	441	383
Other amortization	24	32	22
Total depreciation and amortization	$705	$768	$685

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows:

	December 31,
	2015	2014
	(in millions)
Beginning balance	$36	$33
Accretion expense	1	1
Revisions in estimates of cash flows	—	2
Ending balance	$37	$36

CenterPoint Houston recorded AROs associated with the removal of asbestos and asbestos-containing material in its buildings, including substation building structures. CenterPoint Houston also recorded AROs relating to treated wood poles for electric distribution, distribution transformers containing PCB (also known as Polychlorinated Biphenyl), and underground fuel storage tanks. The estimates of future liabilities were developed using historical information, and where available, quoted prices from outside contractors.

The increase of $2 million in the ARO from the revision of estimate in 2014 is primarily attributable to an increase in the expected future cash flows for asbestos remediation. There were no material additions or settlements during the years ended December 31, 2015 and 2014.

(4)	Regulatory Matters

The following is a list of regulatory assets/liabilities reflected on CenterPoint Houston’s Consolidated Balance Sheets as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in millions)
Securitized regulatory assets	$2,373	$2,738
Unrecognized equity return (1)	(393)	(442)
Unamortized loss on reacquired debt	93	104
Pension and postretirement-related regulatory asset	50	107
Other long-term regulatory assets (2)	88	122
Total regulatory assets	2,211	2,629

Estimated removal costs	350	353
Other long-term regulatory liabilities	192	184
Total regulatory liabilities	542	537

Total regulatory assets and liabilities, net	$1,669	$2,092

(1)
As of December 31, 2015, CenterPoint Houston has not recognized an allowed equity return of $393 million because such return will be recognized as it is recovered in rates through 2024. During the years ended December 31, 2015, 2014 and 2013, CenterPoint Houston recognized approximately $49 million, $68 million and $45 million, respectively, of the allowed equity return. The timing of CenterPoint Houston’s recognition of the allowed equity return will vary each period based on amounts actually collected during the period. The actual amounts recovered for the allowed equity return are reviewed and adjusted at least annually by the Texas Utility Commission to correct any over-collections or under-collections during the preceding 12 months and to provide for the full and timely recovery of the allowed equity return.

(2)	Other regulatory assets that are not earning a return were not material as of December 31, 2015 and 2014.

(5)	Employee Benefit Plans

(a) Pension Plans

Substantially all of CenterPoint Houston’s employees participate in CenterPoint Energy’s non-contributory qualified defined benefit plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings and accrued interest.

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to CenterPoint Houston based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. CenterPoint Houston recognized pension expense of $35 million, $26 million and $25 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In addition to the pension plan, CenterPoint Houston participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was $1 million for each of the years ended December 31, 2015, 2014 and 2013.

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

Participating employees may elect to invest all (prior to January 1, 2016) or a portion of their contributions to the plan in CenterPoint Energy common stock, to have dividends reinvested in additional shares or to receive dividend payments in cash on any investment in CenterPoint Energy common stock, and to transfer all or part of their investment in CenterPoint Energy common stock to other investment options offered by the plan.

Effective January 1, 2016 the savings plan was amended to limit the percentage of future contributions that could be invested in CenterPoint Energy common stock to 25% and to prohibit transfers of account balances where the transfer would result in more than 25% of a participant’s total account balance invested in CenterPoint Energy common stock.

The savings plan has significant holdings of CenterPoint Energy common stock. As of December 31, 2015, 16,942,974 shares of CenterPoint Energy’s common stock were held by the savings plan, which represented approximately 17% of its investments. Given the concentration of the investments in CenterPoint Energy’s common stock, the savings plan and its participants have market risk related to this investment.

CenterPoint Energy allocates to CenterPoint Houston the savings plan benefit expense related to CenterPoint Houston’s employees.  Savings plan benefit expense was $14 million, $13 million and $13 million for each of the years ended December 31, 2015, 2014 and 2013.

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

CenterPoint Houston is required to fund a portion of its obligations in accordance with rate orders. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Service cost - benefits earned during the period	$1	$1	$1
Interest cost on accumulated benefit obligation	13	14	13
Expected return on plan assets	(6)	(6)	(7)
Amortization of transition obligation	—	4	6
Amortization of prior service credit	(2)	(2)	(1)
Amortization of loss	3	1	4
Net postretirement benefit cost	$9	$12	$16

CenterPoint Houston used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2015	2014	2013
Discount rate	3.90%	4.75%	3.90%
Expected return on plan assets	5.45%	6.00%	6.00%

In determining net periodic benefits cost, CenterPoint Houston uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of CenterPoint Houston’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2015 and 2014.  The measurement dates for plan assets and obligations were December 31, 2015 and 2014.

	December 31,
	2015	2014
	(in millions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$347	$311
Service cost	1	1
Interest cost	13	14
Benefits paid	(17)	(18)
Participant contributions	3	3
Medicare drug reimbursement	1	1
Plan amendment	(4)	—
Actuarial (gain) loss	(61)	35
Accumulated benefit obligation, end of year	$283	$347
Change in Plan Assets
Plan assets, beginning of year	$115	$114
Benefits paid	(17)	(18)
Employer contributions	9	9
Participant contributions	3	3
Actual investment return	—	7
Plan assets, end of year	$110	$115
Amounts Recognized in Balance Sheets
Other liabilities-benefit obligations	$(173)	$(232)
Net liability, end of year	$(173)	$(232)
Actuarial Assumptions
Discount rate	4.35%	3.90%
Expected long-term return on assets	5.00%	5.45%
Healthcare cost trend rate assumed for the next year - Pre 65	6.00%	7.25%
Healthcare cost trend rate assumed for the next year - Post 65	5.50%	8.50%
Prescription drug cost trend rate assumed for the next year	11.00%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the healthcare rate reaches the ultimate trend rate	2024	2024
Year that the prescription drug rate reaches the ultimate trend rate	2024	2024

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

For measurement purposes, medical costs are assumed to increase 6.00% and 5.50% for the pre-65 and post-65 retirees during 2016, respectively, and the prescription cost is assumed to increase 11.00% during 2016, after which these rates decrease until reaching the ultimate trend rate of 5.00% in 2024.

CenterPoint Houston does not have amounts recognized in accumulated other comprehensive income related to its postretirement benefit plans as of December 31, 2015 and 2014.  Unrecognized costs were recorded as a regulatory asset because CenterPoint Houston historically and currently recovers postretirement expenses in rates.

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

As part of the investment strategy discussed above, CenterPoint Houston has adopted and maintained the following asset allocation ranges for its postretirement benefit plans:

U.S. equity	14–24%
International equity	3–13%
Fixed income	68–78%
Cash	0–2%

The following tables present by level, within the fair value hierarchy, CenterPoint Houston’s postretirement plan assets as of December 31, 2015 and 2014, by asset category as follows:

	Fair Value Measurements as of December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Mutual funds (1)	$110	$110	$—	$—
Total	$110	$110	$—	$—

(1)	73% of the amount invested in mutual funds was in fixed income securities; 19% was in U.S. equities and 8% was in international equities.

	Fair Value Measurements as of December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Mutual funds (1)	$115	$115	$—	$—
Total	$115	$115	$—	$—

(1)	73% of the amount invested in mutual funds was in fixed income securities; 19% was in U.S. equities and 8% was in international equities.

CenterPoint Houston expects to contribute $7 million to its postretirement benefits plan in 2016. The following benefit payments are expected to be paid by the postretirement benefit plan:

	Postretirement Benefit Plan
	Benefit Payments	Medicare Subsidy Receipts
	(in millions)
2016	$20	$(2)
2017	21	(2)
2018	22	(3)
2019	23	(3)
2020	24	(3)
2021-2025	124	(19)

(d) Postemployment Benefits

CenterPoint Houston participates in CenterPoint Energy’s plan which provides postemployment benefits for certain former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). CenterPoint Houston recorded a postemployment credit of $1 million, and expenses of $1 million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amounts relating to postemployment obligations included in Benefit Obligations in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014 were $6 million and $14 million, respectively.

(e) Other Non-Qualified Plans

CenterPoint Houston participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Houston. CenterPoint Houston recorded benefit expense relating to these plans of $1 million in each of the years ended December 31, 2015, 2014 and 2013. Amounts relating to deferred compensation plans included in Benefit Obligations in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014 were $11 million and $12 million, respectively.

(f) Other Employee Matters

As of December 31, 2015, CenterPoint Houston had 2,665 full-time employees, of which approximately 51% were subject to a collective bargaining agreement. The collective bargaining agreement with the International Brotherhood of Electrical Workers Local 66 is scheduled to expire in May of 2016. CenterPoint Houston believes it has a good relationship with this bargaining unit and expects to negotiate a new agreement in 2016.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2015 and 2014, CenterPoint Houston held Level 1 investments of $32 million and $43 million, respectively, which were primarily investments in money market funds and are included in other current assets in the Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2015 and 2014.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Houston’s judgments about the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2015 and 2014.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers between levels.

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

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt, including current portion	$4,880	$5,108	$5,052	$5,441

(7)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had borrowings from the money pool of $312 million and investments in the money pool of $107 million as of December 31, 2015 and 2014, respectively, which are included in accounts and notes receivable-affiliated companies and accounts and notes payable-affiliated companies, respectively, in the Consolidated Balance Sheets.  As of December 31, 2015, CenterPoint Houston’s money pool borrowings had a weighted-average interest rate of 0.80%.

For the years ended December 31, 2015, 2014 and 2013, CenterPoint Houston had affiliate related net interest income (expense) of $(1) million, less than $(1) million and $20 million, respectively.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. CenterPoint Energy Resources Corp. (CERC Corp., and together with its subsidiaries, CERC) provides certain services to CenterPoint Houston. These services are billed at actual cost, either directly or as an allocation and include line locating and other miscellaneous services. Additionally, CenterPoint Houston provides a number of services to CERC. These services are billed at actual cost, either directly or as an allocation and include fleet services, shop services, geographic services, surveying and right-of-way, radio communications, data circuit management and field operations. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were as follows and are included primarily in operation and maintenance expenses:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Corporate service charges	$176	$159	$147

Charges from CERC for services provided	6	5	9

Billings to CERC for services provided	(18)	(17)	(21)

CenterPoint Houston paid dividends of $252 million, $-0- and $766 million on its common shares to Utility Holding, LLC in 2015, 2014 and 2013, respectively. In 2014, CenterPoint Energy made an equity contribution of $90 million to CenterPoint Houston.

(b) Major Customers

CenterPoint Houston’s transmission and distribution revenues from major customers are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Affiliates of NRG	$741	$735	$658
Affiliates of Energy Future Holdings Corp.	$220	$189	$167

(8)	Long-term Debt

	December 31, 2015		December 31, 2014
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
Long-term debt:
Bank Loans	$200	$—	$—	$—
First mortgage bonds 9.15% due 2021	102	—	102	—
General mortgage bonds 2.25% to 6.95% due 2022 to 2044 (2)	1,912	—	1,912	—
System restoration bonds 3.46% to 4.243% due 2018 to 2022	365	50	415	48
Transition bonds 0.901% to 5.302% due 2017 to 2024	1,918	341	2,259	324
Other	(8)	—	(8)	—
Total long-term debt	$4,489	$391	$4,680	$372

(1)	Includes amounts due or scheduled to be paid within one year of the date noted.

(2)	Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

Transition and System Restoration Bonds. As of December 31, 2015, CenterPoint Houston had special purpose subsidiaries consisting of transition and system restoration bond companies, which it consolidates. The consolidated special purpose subsidiaries are wholly-owned bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These transition bonds and system restoration bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of CenterPoint Houston’s retail electric customers in order to provide recovery of authorized qualified costs. CenterPoint Houston has no payment obligations in respect of the transition and system restoration bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies (including the transition and system restoration charges), and the holders of transition bonds or system restoration bonds have no recourse to the assets or revenues of CenterPoint Energy or CenterPoint Houston.

Revolving Credit Facility. As of December 31, 2015 and 2014, CenterPoint Houston had the following revolving credit facility and utilization of such facility:

December 31, 2015				December 31, 2014
Size of Facility	Loans		Letters of Credit	Size of Facility	Loans	Letters of Credit
(in millions)
$300	$200	(1)	$4	$300	$—	$4

(1)	Weighted average interest rate was 1.637% as of December 31, 2015.

CenterPoint Houston’s $300 million revolving credit facility, which is scheduled to terminate on September 9, 2019, can be drawn at LIBOR plus 1.125% based on CenterPoint Houston’s current credit ratings. The revolving credit facility contains a financial covenant which limits CenterPoint Houston’s consolidated debt (excluding transition and system restoration bonds) to an amount not to exceed 65% of CenterPoint Houston’s consolidated capitalization. CenterPoint Houston was in compliance with all financial covenants as of December 31, 2015. As of December 31, 2015, CenterPoint Houston’s debt (excluding transition and system restoration bonds) to capital ratio, as defined in its credit facility agreement, was 51.7%.

Maturities.  CenterPoint Houston has no maturities of long-term debt for 2016 through 2020 other than the maturity of $200 million of bank loans in 2019. CenterPoint Houston’s scheduled payments on transition and system restoration bonds are $391 million in 2016, $411 million in 2017, $434 million in 2018, $458 million in 2019 and $231 million in 2020.

Liens.  As of December 31, 2015, CenterPoint Houston’s assets were subject to liens securing approximately $102 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2015, 2014 and 2013 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2016 is approximately $223 million, and the sinking fund requirement to be satisfied in 2016 is approximately $1.6 million. CenterPoint Houston expects to meet these 2016 obligations by certification of property additions. As of December 31, 2015, CenterPoint Houston’s assets were also subject to liens securing approximately $2.1 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(9)       Income Taxes

The components of CenterPoint Houston’s income tax expense were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Current income tax expense:
Federal	$106	$136	$201
State	21	19	20
Total current expense	127	155	221
Deferred income tax expense (benefit):
Federal	18	(24)	(75)
Total deferred expense (benefit)	18	(24)	(75)
Total income tax expense	$145	$131	$146

A reconciliation of income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Income before income taxes	$406	$383	$415
Federal statutory income tax rate	35.0%	35.0%	35.0%
Expected federal income tax expense	142	134	145
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	14	12	13
Decrease in settled and uncertain tax positions	—	—	(5)
Other, net	(11)	(15)	(7)
Total	3	(3)	1
Total income tax expense	$145	$131	$146
Effective tax rate	35.7%	34.2%	35.2%

In 2014, CenterPoint Houston recognized a $6 million reversal of previously accrued taxes as a result of final positions taken in the 2013 income tax returns. CenterPoint Houston recognized a tax benefit of $5 million from favorable audit settlements for the year ended December 31, 2013.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(in millions)
Deferred tax assets:
Benefits and compensation	$69	$92
Loss and credit carryforwards	6	—
Asset retirement obligations	13	12
Other	7	7
Total deferred tax assets	95	111

Deferred tax liabilities:
Property, plant, and equipment	1,447	1,284
Regulatory assets/liabilities, net	680	826
Total deferred tax liabilities	2,127	2,110
Net deferred tax liabilities	$2,032	$1,999

Effective December 31, 2015, all deferred taxes for 2014 and 2015 are classified as noncurrent. See Note 2.

CenterPoint Houston is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Houston calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.

Uncertain Income Tax Positions. CenterPoint Houston reported no uncertain tax liability as of December 31, 2015 and expects no significant change to the uncertain tax liability over the next twelve months ending December 31, 2016.

Tax Audits and Settlements.   CenterPoint Energy’s tax years through 2013 have been audited and settled with the Internal Revenue Service (IRS). For 2014 and 2015, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process. CenterPoint Energy has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions (if any) as of December 31, 2015.

(10)	Commitments and Contingencies

(a) Lease Commitments

CenterPoint Houston currently has obligations under non-cancelable long-term operating leases of less than $1 million per year for the years 2016 to 2020. Total lease expense for all operating leases was less than $1 million in each of the years ended December 31, 2015, 2014 and 2013.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption, and stayed the remainder of the case pending outcome of the appeals.  The plaintiffs appealed this ruling to the U.S. Court of Appeals for the Ninth Circuit, which reversed the trial court’s dismissal of the plaintiffs’ claims. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s ruling and remanded the case to the district court for further proceedings, which are now underway. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims.  CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

Other Environmental. From time to time, CenterPoint Houston identifies the presence of environmental contaminants on property where it conducts or has conducted operations.  Other such sites involving contaminants may be identified in the future.  CenterPoint Houston has and expects to continue to remediate identified sites consistent with its legal obligations. From time to time, CenterPoint Houston has received notices from regulatory authorities or others regarding its status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, CenterPoint Houston has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, CenterPoint Houston does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other Proceedings

CenterPoint Houston is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. From time to time, CenterPoint Houston is also a defendant in legal proceedings with respect to claims brought by various plaintiffs against broad groups of participants in the energy industry. Some of these proceedings involve substantial amounts. CenterPoint Houston regularly analyzes current information and, as necessary, provides accruals for probable and reasonably estimable liabilities on the eventual disposition of these matters. CenterPoint Houston does not expect the disposition of these matters to have a material adverse effect on CenterPoint Houston’s financial condition, results of operations or cash flows.

(11)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$617	$705	$827	$697
Operating income	101	158	244	105
Net income	31	69	124	37

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$630	$698	$839	$679
Operating income	106	145	232	113
Net income	35	57	119	41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 2.72, 2.57, 2.67, 2.31 and 3.60 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

Aggregate fees billed to CenterPoint Houston during the fiscal years ending December 31, 2015 and 2014 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2015	2014
Audit fees (1)	$743,470	$770,710
Audit-related fees (2)	524,000	389,000
Total audit and audit-related fees	1,267,470	1,159,710
Tax fees	—	—
All other fees	—	—
Total fees	$1,267,470	$1,159,710

(1)
For 2015 and 2014, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2015 and 2014, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 26, 2016; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the index at Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2016

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2015

Column A	Column B	Column C	Column D	Column E
Description	Balance At Beginning of Period	Additions Charged to Income	Deductions From Reserves (1)	Balance At End Of Period
	(in millions)
Year Ended December 31, 2015:
Accumulated provisions:
Uncollectible accounts receivable	$3	$—	$2	$1
Year Ended December 31, 2014:
Accumulated provisions:
Uncollectible accounts receivable	$3	$3	$3	$3
Year Ended December 31, 2013:
Accumulated provisions:
Uncollectible accounts receivable	$2	$2	$1	$3

(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 26th day of February, 2016.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ SCOTT M. PROCHAZKA
Scott M. Prochazka
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2016.

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
For Fiscal Year Ended December 31, 2015

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