Form 10-Q/A
period 2015-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2016-05-12
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Statements of Consolidated Income
	Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	1

	Condensed Consolidated Balance Sheets
	September 30, 2015 and December 31, 2014 (unaudited)	2

	Condensed Statements of Consolidated Cash Flows
	Nine Months Ended September 30, 2015 and 2014 (unaudited) (as restated)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits	12

i

Explanatory Note

CenterPoint Energy Houston Electric, LLC (CenterPoint Houston or the Company) hereby amends Items 1 and 4 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended September 30, 2015 as originally filed on November 9, 2015 (Form 10-Q) to reflect the restatement of the Company’s unaudited condensed statement of consolidated cash flows as discussed in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this filing.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that was affected by the restatement has been amended to the extent affected and restated in its entirety. No attempt has been made in this Form 10-Q/A to update other disclosures as presented in the Form 10-Q except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s SEC filings made subsequent to the filing of the Form 10-Q, including any amendments of those filings.

ii

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

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2015 (As Restated - See Note 10)	2014
Cash Flows from Operating Activities:
Net income	$224	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	526	602
Amortization of deferred financing costs	11	12
Deferred income taxes	(114)	(95)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(81)	(99)
Accounts receivable/payable–affiliated companies	(23)	(9)
Inventory	1	(9)
Accounts payable	(16)	—
Taxes receivable	103	—
Interest and taxes accrued	12	(60)
Net regulatory assets and liabilities	36	(7)
Other current assets	19	11
Other current liabilities	(15)	(18)
Other assets	(1)	—
Other liabilities	5	10
Other, net	—	(6)
Net cash provided by operating activities	687	543

Cash Flows from Investing Activities:
Capital expenditures	(677)	(588)
Decrease (increase) in notes receivable–affiliated companies	107	(43)
Decrease (increase) in restricted cash of transition and system restoration bond companies	9	(9)
Other, net	(9)	(7)
Net cash used in investing activities	(570)	(647)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	600
Payments of long-term debt	(310)	(477)
Increase (decrease) in short-term notes payable–affiliated companies	120	(3)
Debt issuance costs	—	(7)
Other, net	—	(1)
Net cash provided by (used in) financing activities	(190)	112

Net Increase (Decrease) in Cash and Cash Equivalents	(73)	8
Cash and Cash Equivalents at Beginning of Period	290	207
Cash and Cash Equivalents at End of Period	$217	$215

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$169	$186
Income taxes, net	157	221
Non-cash transactions:
Accounts payable related to capital expenditures	$52	$35

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

(10)  Restatement of Condensed Statement of Consolidated Cash Flows

As disclosed in Note 6, CenterPoint Houston participates in a centralized cash management arrangement or money pool with affiliates. Investments in the money pool are included in the condensed consolidated balance sheets as accounts and notes receivable–affiliated companies, while borrowings are included in accounts and notes payable–affiliated companies. Under generally accepted accounting principles, receivables from an affiliate in a centralized cash management arrangement such as the money pool are considered loans, and corresponding changes should be classified in cash flows from investing activities in the statements of consolidated cash flows, while payables are considered borrowings and should be classified in cash flows from financing activities. Subsequent to the issuance of CenterPoint Houston’s consolidated financial statements for the three and nine months ended September 30, 2015, CenterPoint Houston determined that borrowings from the money pool were incorrectly classified in its condensed statement of consolidated cash flows, resulting in an overstatement of accounts receivable/payable–affiliated companies and net cash provided by operating activities by approximately $120 million, an understatement of increase in notes payable–affiliated companies by approximately $120 million and an overstatement of net cash used in financing activities by approximately $120 million. As a result, the accompanying condensed statement of consolidated cash flows for the nine months ended September 30, 2015 has been restated from the amounts previously reported to reflect correct cash flow classification of borrowings from the money pool. There was no effect on CenterPoint Houston’s previously reported statements of consolidated income, consolidated balance sheets, and statements of consolidated member’s equity for the three and nine months ended September 30, 2015.

A summary of the significant effects of the restatement is as follows:

	Nine Months Ended September 30, 2015
	As Restated	As Previously Reported
	(in millions)
Condensed Statements of Consolidated Cash Flows:
Cash Flows from Operating Activities:
Accounts receivable/payable–affiliated companies	$(23)	$97
Net cash provided by operating activities	687	807
Cash Flows from Financing Activities:
Increase in notes payable–affiliated companies	120	—
Net cash used in financing activities	(190)	(310)

Item 4.	CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2015. This conclusion is different than the conclusion disclosed in the original filing of our Quarterly Report on Form 10-Q for the three months ended September 30, 2015 in which management concluded that our disclosure controls and procedures were effective. As a result of the material weakness described below, which was identified subsequent to the original filing of our Quarterly Report on Form 10-Q for the three months ended September 30, 2015, management has re-evaluated the effectiveness of our disclosure controls and procedures.

As disclosed in Note 6, we participate in a centralized cash management arrangement or money pool with affiliates. Investments in the money pool are included in the condensed consolidated balance sheets as accounts and notes receivable–affiliated companies, while borrowings are included in accounts and notes payable–affiliated companies. Under generally accepted accounting principles, receivables from an affiliate in a centralized cash management arrangement such as the money pool are considered loans, and corresponding changes should be classified in cash flows from investing activities in the statements of consolidated cash flows, while payables are considered borrowings and should be classified in cash flows from financing activities. Subsequent to the issuance of our Quarterly Report on Form 10-Q for the three months ended September 30, 2015, we determined that borrowings from the money pool were incorrectly classified in our condensed statement of consolidated cash flows, resulting in an overstatement of accounts receivable/payable–affiliated companies and net cash provided by operating activities by approximately $120 million, an understatement of increase in notes payable–affiliated companies by approximately $120 million and an overstatement of net cash used in financing activities by approximately $120 million. As a result, the accompanying 2015 condensed statement of consolidated cash flows has been restated from the amounts previously reported to reflect correct cash flow classification of borrowings from the money pool. In connection with the discovery of the error described above we concluded that we had a material weakness in the operating effectiveness of internal control over financial reporting related to controls over the preparation and review of our statements of consolidated cash flows. Notwithstanding the material weakness in our internal control over financial reporting, we concluded that the consolidated financial statements (as restated) and other financial information included in this Quarterly Report on Form 10-Q/A for the three months ended September 30, 2015, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

Our management, with oversight from the sole manager, is in the process of developing and implementing remediation plans to address the material weakness described above. The remediation plan will include additional procedures related to the review controls over our statements of consolidated cash flows.

PART II. OTHER INFORMATION

Item 6.    EXHIBITS

The following exhibits are filed herewith:

Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2015 as filed on November 9, 2015 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
4.2	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2013	1-3187	4.2
4.3	Second Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 10, 2014	1-3187	4.2
++12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: May 12, 2016

Index to Exhibits

The following exhibits are filed herewith:

Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2015 as filed on November 9, 2015 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
4.2	First Amendment to Credit Agreement, dated as of September 9, 2013, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2013	1-3187	4.2
4.3	Second Amendment to Credit Agreement, dated September 9, 2014, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 10, 2014	1-3187	4.2
++12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document