Form 10-K/A
period 2015-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2016-05-12
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K/A
Amendment No. 1

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

TABLE OF CONTENTS

		Page
PART II
Item 8.	Financial Statements and Supplementary Data	1
Item 9A.	Controls and Procedures	22

PART IV
Item 15.	Exhibits and Financial Statement Schedules	24

i

Explanatory Note

CenterPoint Energy Houston Electric, LLC (CenterPoint Houston or the Company) hereby amends Items 8 and 9A of Part II and Item 15 of Part IV of its Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (Form 10-K) to reflect the restatement of the Company’s statement of consolidated cash flows as discussed in Note 12 to the Notes to Consolidated Financial Statements in Item 8 of this filing.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K that was affected by the restatement has been amended to the extent affected and restated in its entirety. No attempt has been made in this Form 10-K/A to update other disclosures as presented in the Form 10-K except as required to reflect the effects of the restatement. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s SEC filings made subsequent to the filing of the Form 10-K, including any amendments of those filings.

ii

PART II

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

As discussed in Note 12 to the consolidated financial statements, the accompanying 2015 statement of consolidated cash flows has been restated to correct a misstatement.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2016 (May 12, 2016 as to the effects of the restatement discussed in Note 12 to the consolidated financial statements)

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

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2015 (As Restated - See Note 12)	2014	2013
	(in millions)
Cash Flows from Operating Activities:
Net income	$261	$252	$269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	705	768	685
Amortization of deferred financing costs	15	16	16
Deferred income taxes	18	(24)	(75)
Changes in other assets and liabilities:
Accounts and notes receivable, net	3	15	(46)
Accounts receivable/payable–affiliated companies	(89)	37	(5)
Inventory	(7)	(21)	(11)
Accounts payable	—	(3)	48
Taxes receivable	44	(103)	7
Interest and taxes accrued	(9)	(40)	37
Net regulatory assets and liabilities	3	(28)	(6)
Other current assets	(1)	(2)	(2)
Other current liabilities	(40)	(19)	16
Other assets	(7)	11	(11)
Other liabilities	(1)	5	6
Other, net	—	(6)	—
Net cash provided by operating activities	895	858	928

Cash Flows from Investing Activities:
Capital expenditures	(929)	(804)	(753)
Decrease (increase) in notes receivable–affiliated companies	107	(107)	1,183
Decrease (increase) in restricted cash of transition and system restoration bond companies	12	(7)	17
Other, net	1	1	(2)
Net cash provided by (used in) investing activities	(809)	(917)	445

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	600	—
Payments of long-term debt	(372)	(537)	(897)
Long-term revolving credit facility	200	—	—
Dividend to parent	(252)	—	(766)
Increase (decrease) in notes payable–affiliated companies	312	(3)	(148)
Cash paid for debt retirements	—	(1)	(2)
Debt issuance costs	—	(7)	—
Contribution from parent	—	90	—
Other, net	—	—	1
Net cash provided by (used in) financing activities	(112)	142	(1,812)

Net Increase (Decrease) in Cash and Cash Equivalents	(26)	83	(439)
Cash and Cash Equivalents at Beginning of the Year	290	207	646
Cash and Cash Equivalents at End of the Year	$264	$290	$207

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$213	$215	$238
Income taxes	81	296	147
Non-cash transactions:
Accounts payable related to capital expenditures	$69	$64	$50

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

(12)	Restatement of Statement of Consolidated Cash Flows

As disclosed in Note 7, CenterPoint Houston participates in a centralized cash management arrangement or money pool with affiliates. Investments in the money pool are included in the consolidated balance sheets as accounts and notes receivable–affiliated companies, while borrowings are included in accounts and notes payable–affiliated companies. Under generally accepted accounting principles, receivables from an affiliate in a centralized cash management arrangement such as the money pool are considered loans, and corresponding changes should be classified in cash flows from investing activities in the statements of consolidated cash flows, while payables are considered borrowings and should be classified in cash flows from financing activities. Subsequent to the issuance of CenterPoint Houston’s consolidated financial statements for the year ended December 31, 2015, CenterPoint Houston determined that borrowings from the money pool were incorrectly classified in its statement of consolidated cash flows, resulting in an overstatement of accounts receivable/payable–affiliated companies and net cash provided by operating activities by approximately $312 million, an understatement of increase in notes payable–affiliated companies by approximately $312 million and an overstatement of net cash used in financing activities by approximately $312 million. As a result, the accompanying 2015 statement of consolidated cash flows has been restated from the amounts previously reported to reflect correct cash flow classification of borrowings from the money pool. There was no effect on CenterPoint Houston’s previously reported statements of consolidated income, consolidated balance sheets, and statements of consolidated member’s equity for 2015.

A summary of the significant effects of the restatement is as follows:

	Year Ended December 31, 2015
	As Restated	As Previously Reported
	(in millions)
Statements of Consolidated Cash Flows:
Cash Flows from Operating Activities:
Accounts receivable/payable–affiliated companies	$(89)	$223
Net cash provided by operating activities	895	1,207
Cash Flows from Financing Activities:
Increase in notes payable–affiliated companies	312	—
Net cash used in financing activities	(112)	(424)

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015. This conclusion is different than the conclusion disclosed in the original filing of our Annual Report on Form 10-K for the year ended December 31, 2015 in which management concluded that our disclosure controls and procedures were effective. As a result of the material weakness described below, which was identified subsequent to the original filing of our Annual Report on Form 10-K for the year ended December 31, 2015, management has re-evaluated the effectiveness of our disclosure controls and procedures.

As disclosed in Note 7, we participate in a centralized cash management arrangement or money pool with affiliates. Investments in the money pool are included in the consolidated balance sheets as accounts and notes receivable–affiliated companies, while borrowings are included in accounts and notes payable–affiliated companies. Under generally accepted accounting principles, receivables from an affiliate in a centralized cash management arrangement such as the money pool are considered loans, and corresponding changes should be classified in cash flows from investing activities in the statements of consolidated cash flows, while payables are considered borrowings and should be classified in cash flows from financing activities. Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2015, we determined that borrowings from the money pool were incorrectly classified in our statement of consolidated cash flows, resulting in an overstatement of accounts receivable/payable–affiliated companies and net cash provided by operating activities by approximately $312 million, an understatement of increase in notes payable–affiliated companies by approximately $312 million and an overstatement of net cash used in financing activities by approximately $312 million. As a result, the accompanying 2015 statement of consolidated cash flows has been restated from the amounts previously reported to reflect correct cash flow classification of borrowings from the money pool. In connection with the discovery of the error described above, we concluded that we had a material weakness in the operating effectiveness of internal control over financial reporting related to controls over the preparation and review of our statements of consolidated cash flows.

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

In our 2015 annual report on Form 10-K, filed on February 26, 2016, our management included “Management’s Annual Report on Internal Control Over Financial Reporting,” which expressed a conclusion by management that as of December 31, 2015, our internal control over financial reporting was effective. As a result of the restatement of our financial statements, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2015 and, accordingly, has revised its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the circumstances described in Note 12 of the Notes to our Consolidated Financial Statements, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2015 as defined under standards established by the Public Company Accounting Oversight Board. Specifically, the controls over the preparation and review of our statement of consolidated cash flows were not operating effectively. This weakness resulted in a material error and the restatement of our statements of consolidated cash flows for the year ended December 31, 2015. Notwithstanding the material weakness in our internal control over financial reporting, we concluded that the consolidated financial statements (as restated) and other financial information included in this report for the year ended December 31, 2015, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

In making this revised assessment, management, including our principal executive officer and principal financial officer, used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s revised assessment, management concluded that, as a result of the material weakness described above, we did not maintain effective internal control over financial reporting as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

I, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 26, 2016 (May 12, 2016 as to the effects of the restatement discussed in Note 12 to the consolidated financial statements); such report is included elsewhere in this Form 10-K/A. Our audits also included the financial statement schedule of the Company listed in the index at Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 12th day of May, 2016.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ SCOTT M. PROCHAZKA
Scott M. Prochazka
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 12, 2016.

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

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K/A
For Fiscal Year Ended December 31, 2015

INDEX OF EXHIBITS

Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed on February 26, 2016 are designated by two crosses (++); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CenterPoint Houston has not filed as exhibits to this Form 10-K/A certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of CenterPoint Houston and its subsidiaries on a consolidated basis. CenterPoint Houston hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10	City of Houston Franchise Ordinance	CNP’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
++12	Computation of Ratios of Earnings to Fixed Charges
+23	Consent of Deloitte & Touche LLP
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document