Form 10-Q
period 2016-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2016-05-12
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of April 20, 2016, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

i

GLOSSARY

ASU	Accounting Standards Update
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
Bond Companies	Transition and system restoration bond companies
Bond Company I	CenterPoint Energy Transition Bond Company, LLC
Bond Company II	CenterPoint Energy Transition Bond Company II, LLC
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
DCRF	Distribution Cost Recovery Factor
Electric Generators	Calpine Corporation and NRG
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
NAV	Net asset value
NRG	NRG Energy, Inc.
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC
RRI	Reliant Resources, Inc.
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TDU	Transmission and distribution utility
Texas Utility Commission	Public Utility Commission of Texas
Treasury Locks	Treasury lock derivative instruments
VIE	Variable interest entity
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015, as amended by Amendment No. 1 thereto on Form 10-K/A filed on May 12, 2016

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

•
our potential business strategies and strategic initiatives, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•	our ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•
the ability of GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG, and its subsidiaries to satisfy their obligations to us, including indemnity obligations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K, which is incorporated herein by reference, and other reports we file from time to time with the SEC.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$656	$617

Expenses:
Operation and maintenance	331	309
Depreciation and amortization	189	151
Taxes other than income taxes	57	56
Total	577	516
Operating Income	79	101

Other Income (Expense):
Interest and other finance charges	(31)	(29)
Interest on securitization bonds	(24)	(28)
Other, net	3	4
Total	(52)	(53)
Income Before Income Taxes	27	48
Income tax expense	10	17
Net Income	$17	$31

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	March 31, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents ($205 and $264 related to VIEs, respectively)	$205	$264
Accounts and notes receivable ($63 and $64 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	219	234
Accounts and notes receivable–affiliated companies	72	16
Accrued unbilled revenues	85	96
Inventory	129	133
Taxes receivable	—	59
Other ($39 and $35 related to VIEs, respectively)	52	63
Total current assets	762	865

Property, Plant and Equipment:
Property, plant and equipment	10,316	10,142
Less: accumulated depreciation and amortization	3,266	3,209
Property, plant and equipment, net	7,050	6,933

Other Assets:
Regulatory assets ($2,279 and $2,373 related to VIEs, respectively)	2,133	2,211
Other	15	16
Total other assets	2,148	2,227

Total Assets	$9,960	$10,025

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	March 31, 2016	December 31, 2015
Current Liabilities:
Current portion of VIE securitization bonds long-term debt	$400	$391
Accounts payable	124	153
Accounts and notes payable–affiliated companies	497	348
Taxes accrued	64	100
Interest accrued	54	70
Other	79	69
Total current liabilities	1,218	1,131
Other Liabilities:
Deferred income taxes, net	2,032	2,032
Benefit obligations	191	192
Regulatory liabilities	527	542
Other	60	59
Total other liabilities	2,810	2,825
Long-term Debt:
VIE securitization bonds	2,122	2,276
Other	2,192	2,192
Total long-term debt	4,314	4,468

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,322	1,322
Retained earnings	296	279
Total member’s equity	1,618	1,601

Total Liabilities and Member’s Equity	$9,960	$10,025

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$17	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189	151
Amortization of deferred financing costs	3	4
Deferred income taxes	(3)	(28)
Changes in other assets and liabilities:
Accounts and notes receivable, net	26	(3)
Accounts receivable/payable–affiliated companies	(60)	(82)
Inventory	4	8
Accounts payable	(14)	(21)
Taxes receivable	59	103
Interest and taxes accrued	(52)	(30)
Net regulatory assets and liabilities	(31)	19
Other current assets	15	15
Other current liabilities	10	(13)
Other assets	6	2
Other liabilities	—	2
Other, net	—	(1)
Net cash provided by operating activities	169	157
Cash Flows from Investing Activities:
Capital expenditures	(227)	(225)
Decrease in notes receivable–affiliated companies	—	107
Decrease (increase) in restricted cash of Bond Companies	(4)	5
Other, net	(4)	(3)
Net cash used in investing activities	(235)	(116)
Cash Flows from Financing Activities:
Payments of long-term debt	(145)	(137)
Increase in short-term notes payable–affiliated companies	153	19
Debt issuance costs	(1)	—
Net cash used in financing activities	7	(118)
Net Decrease in Cash and Cash Equivalents	(59)	(77)
Cash and Cash Equivalents at Beginning of Period	264	290
Cash and Cash Equivalents at End of Period	$205	$213
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$67	$71
Income tax refunds, net	(65)	(103)
Non-cash transactions:
Accounts payable related to capital expenditures	$54	$47

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Form 10-Q are the Interim Condensed Financial Statements of Houston Electric. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the 2015 Form 10-K.

Background. Houston Electric engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc., a public utility holding company.  At March 31, 2016, Houston Electric had the following subsidiaries: Bond Company I, Bond Company II, Bond Company III, Restoration Bond Company and Bond Company IV.  Bond Companies, which are classified as VIEs, are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of Houston Electric have no recourse to any assets or revenues of Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of Houston Electric.

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

Houston Electric’s Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in Houston Electric’s Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of businesses, assets and other interests.

(2) New Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 changes the analysis that reporting organizations must perform to evaluate whether they should consolidate certain legal entities, such as limited partnerships. The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 does not amend the related party guidance for situations in which power is shared between two or more entities that hold interests in a VIE. Houston Electric adopted ASU 2015-02 on January 1, 2016, which Houston Electric determined did not have a material impact on its financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. Houston Electric adopted ASU 2015-03 retrospectively on January 1, 2016, which resulted in a reduction of other long-term assets and total long-term debt on its Condensed Consolidated Balance Sheets. Houston Electric had debt issuance costs, excluding amounts related to credit facility arrangements, of $21 million as of both March 31, 2016 and December 31, 2015.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are measured at NAV using the practical expedient. Entities will be required to disclose the fair value of investments measured using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. Houston Electric adopted ASU 2015-07 on January 1, 2016, which will have an impact on its employee benefit plan disclosures, beginning with its annual report on Form 10-K for the year ended December 31, 2016. This standard did not have an impact on Houston Electric’s financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer would recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. Houston Electric adopted ASU 2015-16 on January 1, 2016, which did not have an impact on its financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Houston Electric is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Houston Electric is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novation on Existing Hedge Accounting Relationships (ASU 2016-05). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. This clarification applies to both cash flow and fair value hedging relationships. Houston Electric adopted ASU 2016-05 prospectively in the first quarter of 2016, which did not have an impact on its financial position, results of operations, cash flows and disclosures.

In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10), respectively. ASU 2016-08 and ASU 2016-10 clarify certain aspects of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes most current revenue recognition guidance. Houston Electric is currently evaluating the impact that ASU 2016-08, ASU 2016-10, and ASU 2014-09 will have on its financial position, results of operations, cash flows and disclosures and expects to adopt the three ASUs on January 1, 2018.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on Houston Electric’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Employee Benefit Plans

Houston Electric’s employees participate in CenterPoint Energy’s postretirement benefit plan. Houston Electric’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Interest cost	$3	$3
Expected return on plan assets	(1)	(2)
Amortization of prior service credit	(1)	—
Amortization of net loss	—	1
Net periodic cost	$1	$2

Houston Electric expects to contribute approximately $7 million to its postretirement benefit plan in 2016, of which $2 million was contributed during the three months ended March 31, 2016.

(4) Regulatory Accounting

As of March 31, 2016, Houston Electric has not recognized an allowed equity return of $380 million because such return will be recognized as it is recovered in rates.  During the three months ended March 31, 2016 and 2015, Houston Electric recognized approximately $13 million and $9 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At March 31, 2016 and December 31, 2015, Houston Electric held Level 1 investments of $34 million and $32 million, respectively, which were primarily investments in money market funds and are included in other current assets in the Condensed Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Houston Electric had no Level 2 assets or liabilities at either March 31, 2016 or December 31, 2015.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect Houston Electric’s judgments about the assumptions market participants would use in determining fair value.  Houston Electric had no Level 3 assets or liabilities at either March 31, 2016 or December 31, 2015.

Houston Electric determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three months ended March 31, 2016, there were no transfers between levels.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:	(in millions)
Long-term debt	$4,714	$5,067	$4,859	$5,086

(6) Related Party Transactions and Major Customers

(a) Related Party Transactions

Houston Electric participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  Houston Electric had borrowings from the money pool of $465 million and $312 million at March 31, 2016 and December 31, 2015, respectively, which are included in accounts and notes payable-affiliated companies, in the Condensed Consolidated Balance Sheets.  As of March 31, 2016, Houston Electric’s money pool borrowings had a weighted-average interest rate of 0.91%.

CenterPoint Energy provides some corporate services to Houston Electric. The costs of services have been charged directly to Houston Electric using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. CERC provides certain services to Houston Electric. These services are billed at actual cost, either directly or as an allocation and include line locating and other miscellaneous services. Additionally, Houston Electric provides a number of services to CERC. These services are billed at actual cost, either directly or as an allocation and include fleet services, shop services, geographic services, surveying and right-of-way services, radio communications, data circuit management and field operations. These charges are not necessarily indicative of what would have been incurred had Houston Electric not been an affiliate. Amounts charged to Houston Electric for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Corporate service charges	$45	$42

Charges from CERC for services provided	1	1

Billings to CERC for services provided	(4)	(3)

(b) Major Customers

Houston Electric’s transmission and distribution revenues from major customers are as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Affiliates of NRG	$145	$184
Affiliates of Energy Future Holdings Corp.	45	52

(7) Long-term Debt

Revolving Credit Facility. On March 4, 2016, Houston Electric announced that it had refinanced its existing $300 million revolving credit facility, which would have expired in 2019, with a new $300 million five-year senior unsecured revolving credit facility. As of March 31, 2016 and December 31, 2015, Houston Electric had the following revolving credit facility and utilization of such facility:

March 31, 2016				December 31, 2015
Size of Facility	Loans		Letters of Credit	Size of Facility	Loans		Letters of Credit
(in millions)
$300	$200	(1)	$4	$300	$200	(1)	$4

(1)	Weighted average interest rate was 1.560% and 1.637% as of March 31, 2016 and December 31, 2015, respectively.

Houston Electric’s $300 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.125% based on Houston Electric’s current credit ratings. The revolving credit facility contains a financial covenant which limits Houston Electric’s consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of Houston Electric’s consolidated capitalization. As of March 31, 2016, Houston Electric’s debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 52.6%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and Houston Electric certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date Houston Electric delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of Houston Electric’s certification or (iii) the revocation of such certification.

Houston Electric was in compliance with all financial covenants as of March 31, 2016.

Treasury Locks. In April 2016, Houston Electric entered into Treasury Locks with several counterparties, having an aggregate notional amount of $150 million. These Treasury Locks were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows relating to interest payments on a forecasted issuance of fixed rate debt in 2016. These Treasury Locks were designated as cash flow hedges. Accordingly, the effective portion of unrealized gains and losses associated with the Treasury Locks would be recorded as a component of accumulated other comprehensive income and the ineffective portion would be recorded in income.

Other. As of both March 31, 2016 and December 31, 2015, Houston Electric had issued $118 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8) Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, Houston Electric or their predecessor, Reliant Energy, and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly-owned subsidiary of RRI, and RRI changed its name to GenOn . In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly-owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including Houston Electric, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CES, a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption, and stayed the remainder of the case pending outcome of the appeals.  The plaintiffs appealed this ruling to the U.S. Court of Appeals for the Ninth Circuit, which reversed the trial court’s dismissal of the plaintiffs’ claims. On April 21, 2015, the U.S. Supreme Court affirmed the Ninth Circuit’s ruling and remanded the case to the district court for further proceedings, which are now underway. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims. Houston Electric does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

Environmental Matters

Asbestos. Some facilities owned by Houston Electric contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy and its subsidiaries, including Houston Electric, are from time to time named, along with numerous others, as defendants in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos, and CenterPoint Energy anticipates that additional claims may be asserted in the future. Although their ultimate outcome cannot be predicted at this time, Houston Electric does not expect these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other Environmental. From time to time, Houston Electric identifies the presence of environmental contaminants on property where it conducts or has conducted operations.  Other such sites involving contaminants may be identified in the future.  Houston Electric has and expects to continue to remediate identified sites consistent with its legal obligations. From time to time, Houston Electric has received notices from regulatory authorities or others regarding its status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, Houston Electric has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, Houston Electric does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other Proceedings

Houston Electric is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. From time to time, Houston Electric is also a defendant in legal proceedings with respect to claims brought by various plaintiffs against broad groups of participants in the energy industry. Some of these proceedings involve substantial amounts. Houston Electric regularly analyzes current information and, as necessary, provides accruals for probable and reasonably estimable liabilities on the eventual disposition of these matters. Houston Electric does not expect the disposition of these matters to have a material adverse effect on Houston Electric’s financial condition, results of operations or cash flows.

(9)  Income Taxes

The effective tax rate reported for the three months ended March 31, 2016 was 37% compared to 35% for the same period in 2015.

Houston Electric reported no uncertain tax liability as of March 31, 2016 and expects no significant change to the uncertain tax liability over the next twelve months. Tax years through 2013 have been audited and settled with the IRS. For tax years 2014 through 2016, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2015 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2016 and the three months ended March 31, 2015. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2015 Form 10-K.

RECENT EVENTS

Credit Facility. On March 4, 2016, we announced that we had refinanced our existing $300 million revolving credit facility, which would have expired in 2019, with a new $300 million five-year senior unsecured revolving credit facility.

DCRF. On April 4, 2016, we filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since our 2010 rate case. The application requested the annualized DCRF charge to be set at $49.4 million, representing a $36.4 million increase from the prior year charge. This increase, effective September 1, 2016 through August 31, 2017, is based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million. The application further requested the annualized DCRF charge to be set at $60.6 million starting September 1, 2017.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from REPs and our ability to recover our regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2016 and 2015, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2016	2015
	(in millions, except throughput and customer data)
Revenues:
TDU	$536	$519
Bond Companies	120	98
Total revenues	656	617
Expenses:
Operation and maintenance, excluding Bond Companies	329	307
Depreciation and amortization, excluding Bond Companies	95	83
Taxes other than income taxes	57	56
Bond Companies	96	70
Total expenses	577	516
Operating income	79	101
Interest and other finance charges	(31)	(29)
Interest on Securitization Bonds	(24)	(28)
Other income, net	3	4
Income before income taxes	27	48
Income tax expense	10	17
Net income	$17	$31

Operating Income:
TDU	$55	$73
Bond Companies (1)	24	28
Total operating income	$79	$101

Throughput (in GWh):
Residential	5,019	5,413
Total	18,131	18,015

Number of metered customers at end of period:
Residential	2,095,035	2,043,463
Total	2,364,784	2,310,706

(1) Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

We reported operating income of $79 million for the three months ended March 31, 2016, consisting of $55 million from the TDU and $24 million related to Bond Companies. For the three months ended March 31, 2015, operating income totaled $101 million, consisting of $73 million from TDU and $28 million related to Bond Companies.

TDU operating income decreased $18 million due to the following key factors:

•	higher depreciation and amortization expense of $12 million;

•	lower usage of $12 million, partially due to milder weather;

•	lower right of way revenue of $6 million; and

•	higher operation and maintenance expenses of $5 million.

These decreases to operating income were partially offset by the following:

•	higher transmission-related revenues of $27 million, which were partially offset by increased transmission costs billed by transmission providers of $16 million; and

•	customer growth of $6 million from the addition of over 54,000 new customers.

Income Tax Expense. The effective tax rate reported for the three months ended March 31, 2016 was 37% compared to 35% for the same period in 2015.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2015 Form 10-K, and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure to maintain reliability and safety as well as expand our system through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2016 include approximately $621 million of capital expenditures and $245 million of scheduled principal payments on Securitization Bonds.

We expect that borrowings under our credit facility, proceeds from the issuance of general mortgage bonds, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs for the remaining nine months of 2016. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2015 Form 10-K was filed with the SEC are discussed below.

Brazos Valley Connection Project. In April 2016, the Texas Utility Commission issued an order on rehearing for the Brazos Valley Connection requiring us to use steel monopoles in lieu of lattice towers for construction to reduce the aesthetic impact of the project. Any further motions for rehearing are due by May 23, 2016. The Texas Utility Commission’s original order provided an estimated range of approximately $270–$310 million for the capital costs for the Brazos Valley Connection. The actual cost will depend on factors including land acquisition costs, material and construction costs, and other factors.  We expect to complete construction of the Brazos Valley Connection by mid-2018.

In May 2014, the Electric Generators appealed the ERCOT Board of Directors’ April 2014 approval of the Houston region transmission project and the determination that the project was critical for reliability in the Houston region to the Texas Utility Commission.  That appeal was denied by the Texas Utility Commission in December 2014.  In March 2015, the Electric Generators petitioned the Texas District Court of Travis County for judicial review of the Texas Utility Commission’s denial of their appeal.  On March 17, 2016, the Electric Generators voluntarily dismissed their appeal with prejudice.

DCRF. On April 4, 2016, we filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since its 2010 rate case. The application requested the annualized DCRF charge be set at $49.4 million, representing a $36.4 million increase from the prior year charge. This increase, effective September 1, 2016 through August 31, 2017, is based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million. The application further requested the annualized DCRF charge to be set at $60.6 million starting September 1, 2017.

Other Matters

Credit Facility

On March 4, 2016, we announced that we had refinanced our existing $300 million revolving credit facility, which would have expired in 2019, with a new $300 million five-year senior unsecured revolving credit facility. As of April 20, 2016, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at April 20, 2016		Termination Date
	(in millions)
March 3, 2016	$300	$4	(1)	March 3, 2021

(1)	Represents outstanding letters of credit.

Our $300 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.125% based on our current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of our consolidated capitalization. As of March 31, 2016, our debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 52.6%. The financial covenant limit will temporarily increase from 65% to 70% if we experience damage from a natural disaster in our service territory and we certify to the administrative agent that we have incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which we intend to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

Borrowings under our revolving credit facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under our revolving credit facility are subject to acceleration upon the occurrence of events of default that we consider customary.  The revolving credit facility also provides for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In our revolving credit facility, the spread to LIBOR and the commitment fees fluctuate based on our credit rating. We are currently in compliance with the various business and financial covenants in our revolving credit facility.

Securities Registered with the SEC

We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our general mortgage bonds.

Temporary Investments

As of April 20, 2016, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of April 20, 2016, we had borrowings from the money pool of $656 million. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including Securitization Bonds issued by wholly-owned subsidiaries.

As of March 31, 2016, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.2 billion, of which $174 million is not reflected in our consolidated financial statements. Of the $174 million, $118 million collateralized debt of CenterPoint Energy and is not reflected because of the contingent nature of the obligations and $56 million collateralized pollution control bonds that we hold for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.4 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2016. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At March 31, 2016, our subsidiaries had the following aggregate principal amount of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$659
Bond Company III	209
Bond Company IV	1,273
Restoration Bond Company	387
Total	$2,528

The transition bonds and system restoration bonds are paid through the imposition of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of our retail electric customers to Bond Companies in order to provide recovery of authorized qualified costs. The Securitization Bonds are reported as our long-term debt, although the holders of these bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition or system restoration charges) of Bond Companies. We have no payment obligations with respect to the Securitization Bonds except to remit collections of transition and system restoration charges as set forth in servicing agreements between us and the Bond Companies and in an intercreditor agreement among us, the Bond Companies and other parties.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of April 20, 2016, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings from Moody’s or S&P could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by Moody’s and/or S&P from the ratings that existed at March 31, 2016, the impact on the borrowing costs under our credit facility would have been immaterial in the three months ended March 31, 2016.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults

Under CenterPoint Energy’s $1.6 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by us will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

Treasury Locks

In April 2016, we entered into Treasury Locks with several counterparties, having an aggregate notional amount of $150 million. These Treasury Locks were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing our exposure to variability in cash flows relating to interest payments on a forecasted issuance of fixed rate debt in 2016. These Treasury Locks were designated as cash flow hedges. Accordingly, the effective portion of unrealized gains and losses associated with the Treasury Locks would be recorded as a component of accumulated other comprehensive income and the ineffective portion would be recorded in income.

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us;

•	the outcome of litigation brought by or against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Our revolving credit facility contains a financial covenant which limits our consolidated debt (with certain exceptions, inlcuding but not limited to Securitization Bonds) to an amount not to exceed 65% of our consolidated capitalization. The financial covenant limit in our revolving credit facility will temporarily increase from 65% to 70% if we experience damage from a natural disaster in our service territory that meets certain criteria. Additionally, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that as a result of material weaknesses in the operating effectiveness of our internal control over financial reporting related to controls over the preparation and review of our statements of consolidated cash flows, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2015, our disclosure controls and procedures were not effective as of March 31, 2016. Notwithstanding the material weakness in our internal control over financial reporting, we concluded that the consolidated financial statements and other financial information included in this report for the three months ended March 31, 2016, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

Our management, with oversight from the sole manager, is in the process of developing and implementing remediation plans to address the material weakness described above. The remediation plan will include additional procedures related to the review controls over our statements of consolidated cash flows.
PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Note 8 to our Interim Condensed Financial Statements and “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2015 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2015 Form 10-K.

Item 5.    OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2016 and 2015 was 1.44 and 1.78, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

Item 6.    EXHIBITS

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of Houston Electric or CenterPoint Energy as indicated.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	Houston Electric’s Form 8-K dated March 3, 2016	1-3187	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Senior Vice President and Chief Accounting Officer

Date: May 12, 2016

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of Houston Electric or CenterPoint Energy as indicated.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	Houston Electric’s Form 8-K dated March 3, 2016	1-3187	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document