Form 10-Q
period 2016-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2016-08-05
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of July 29, 2016, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

i

GLOSSARY

ASU	Accounting Standards Update
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
Bond Companies	Transition and system restoration bond companies
Bond Company II	CenterPoint Energy Transition Bond Company II, LLC
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC
CECL	Current expected credit losses
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
DCRF	Distribution Cost Recovery Factor
EECRF	Energy Efficiency Cost Recovery Factor
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IBEW	International Brotherhood of Electrical Workers
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
NAV	Net asset value
NECA	National Electrical Contractors Association
NRG	NRG Energy, Inc.
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC
RRI	Reliant Resources, Inc.
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
Texas Utility Commission	Public Utility Commission of Texas
VIE	Variable interest entity
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015, as amended by Amendment No. 1 thereto on Form 10-K/A filed on May 12, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$763	$705	$1,419	$1,322

Expenses:
Operation and maintenance	331	318	662	627
Depreciation and amortization	217	174	406	325
Taxes other than income taxes	57	55	114	111
Total	605	547	1,182	1,063
Operating Income	158	158	237	259

Other Income (Expense):
Interest and other finance charges	(31)	(29)	(62)	(58)
Interest on securitization bonds	(23)	(27)	(47)	(55)
Other, net	6	6	9	10
Total	(48)	(50)	(100)	(103)
Income Before Income Taxes	110	108	137	156
Income tax expense	39	39	49	56
Net Income	$71	$69	$88	$100

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$71	$69	$88	$100
Other comprehensive loss:
Net deferred loss from cash flow hedges (net of tax of $1, $-0-, $1, $-0-)	(1)	—	(1)	—
Total	$(1)	$—	$(1)	$—
Comprehensive income	$70	$69	$87	$100

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	June 30, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents ($246 and $264 related to VIEs, respectively)	$251	$264
Accounts and notes receivable ($92 and $64 related to VIEs, respectively), less bad debt reserve of $1	297	234
Accounts and notes receivable–affiliated companies	10	16
Accrued unbilled revenues	113	96
Inventory	137	133
Taxes receivable	—	59
Other ($37 and $35 related to VIEs, respectively)	47	63
Total current assets	855	865

Property, Plant and Equipment:
Property, plant and equipment	10,493	10,142
Less: accumulated depreciation and amortization	3,320	3,209
Property, plant and equipment, net	7,173	6,933

Other Assets:
Regulatory assets ($2,156 and $2,373 related to VIEs, respectively)	2,020	2,211
Other	17	16
Total other assets	2,037	2,227

Total Assets	$10,065	$10,025

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	June 30, 2016	December 31, 2015
Current Liabilities:
Current portion of VIE securitization bonds long-term debt	$402	$391
Accounts payable	129	153
Accounts and notes payable–affiliated companies	496	348
Taxes accrued	79	100
Interest accrued	75	70
Non-trading derivative liabilities	2	—
Other	83	69
Total current liabilities	1,266	1,131
Other Liabilities:
Deferred income taxes, net	2,020	2,032
Benefit obligations	172	192
Regulatory liabilities	520	542
Other	61	59
Total other liabilities	2,773	2,825
Long-term Debt:
VIE securitization bonds	2,059	2,276
Other	2,289	2,192
Total long-term debt	4,348	4,468

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,322	1,322
Retained earnings	357	279
Accumulated other comprehensive loss	(1)	—
Total member’s equity	1,678	1,601

Total Liabilities and Member’s Equity	$10,065	$10,025

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$88	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	325
Amortization of deferred financing costs	7	8
Deferred income taxes	(17)	(56)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(80)	(73)
Accounts receivable/payable–affiliated companies	22	(17)
Inventory	(4)	(3)
Accounts payable	(7)	(15)
Taxes receivable	59	95
Interest and taxes accrued	(16)	(46)
Non-trading derivatives, net	1	—
Net regulatory assets and liabilities	(69)	20
Other current assets	18	18
Other current liabilities	14	(13)
Other assets	7	(2)
Other liabilities	1	1
Other, net	—	(1)
Net cash provided by operating activities	430	341
Cash Flows from Investing Activities:
Capital expenditures	(444)	(442)
Decrease in notes receivable–affiliated companies	—	107
Decrease (increase) in restricted cash of Bond Companies	(2)	13
Other, net	(8)	(6)
Net cash used in investing activities	(454)	(328)
Cash Flows from Financing Activities:
Proceeds from long-term debt	300	—
Payments of long-term debt	(408)	(198)
Increase in short-term notes payable–affiliated companies	132	131
Dividend to parent	(10)	—
Debt issuance costs	(3)	—
Net cash provided (used) in financing activities	11	(67)
Net Decrease in Cash and Cash Equivalents	(13)	(54)
Cash and Cash Equivalents at Beginning of Period	264	290
Cash and Cash Equivalents at End of Period	$251	$236
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$96	$98
Income taxes (refunds), net	(8)	27
Non-cash transactions:
Accounts payable related to capital expenditures	$52	$50

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

Background. Houston Electric engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc., a public utility holding company.  At June 30, 2016, Houston Electric had the following subsidiaries: Bond Company II, Bond Company III, Restoration Bond Company and Bond Company IV.  Bond Companies, which are classified as VIEs, are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of Houston Electric have no recourse to any assets or revenues of Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of Houston Electric.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. Houston Electric adopted ASU 2015-03 retrospectively on January 1, 2016, which resulted in a reduction of other long-term assets and total long-term debt on its Condensed Consolidated Balance Sheets. Houston Electric had debt issuance costs, excluding amounts related to credit facility arrangements, of $22 million and $21 million as of June 30, 2016 and December 31, 2015, respectively.

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

In March, April, and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10), and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), respectively. ASU 2016-08, ASU 2016-10, and ASU 2016-12 clarify certain aspects of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes most current revenue recognition guidance. Houston Electric is currently evaluating the impact that ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2014-09 will have on its financial position, results of operations, cash flows and disclosures and expects to adopt these ASUs on January 1, 2018.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires a new model called the CECL model to estimate credit losses for financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure based on historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. The update also amends the other-than-temporary impairment model for debt securities classified as available-for-sale. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. Houston Electric is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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

(3) Employee Benefit Plans

Houston Electric’s employees participate in CenterPoint Energy’s postretirement benefit plan. Houston Electric’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$1	$1	$1	$1
Interest cost	3	3	6	6
Expected return on plan assets	(2)	(1)	(3)	(3)
Amortization of prior service credit	—	(1)	(1)	(1)
Amortization of net loss	—	1	—	2
Curtailment gain (1)	(3)	—	(3)	—
Net periodic cost	$(1)	$3	$—	$5

(1)
A curtailment gain or loss is required when the expected future services of a significant number of current employees are reduced or eliminated for the accrual of benefits. In May 2016, Houston Electric entered into a renegotiated collective bargaining agreement with the IBEW Local Union 66 that provides that for Houston Electric union employees covered under the agreement who retire on or after January 1, 2017, retiree medical and prescription drug coverage will be provided exclusively through the NECA/IBEW Family Medical Care Plan in exchange for the payment of monthly premiums as determined under the agreement. As a result, the accrued postretirement benefits related to such future Houston Electric union retirees were eliminated. Houston Electric recognized a curtailment gain of $3 million as an accelerated recognition of the prior service credit that would otherwise be recognized in future periods.

Houston Electric expects to contribute approximately $7 million to its postretirement benefit plan in 2016, of which approximately $2 million and $4 million were contributed during the three and six months ended June 30, 2016, respectively.

(4) Regulatory Accounting

As of June 30, 2016, Houston Electric has not recognized an allowed equity return of $363 million because such return will be recognized as it is recovered in rates.  During the three months ended June 30, 2016 and 2015, Houston Electric recognized approximately $17 million and $12 million, respectively, of the allowed equity return not previously recognized.  During the six months ended June 30, 2016 and 2015, Houston Electric recognized approximately $30 million and $21 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At June 30, 2016 and December 31, 2015, Houston Electric held Level 1 investments of $37 million and $32 million, respectively, which were primarily investments in money market funds and are included in other current assets in the Condensed Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. At June 30, 2016 and December 31, 2015, Houston Electric held Level 2 liabilities of $2 million and $-0-, respectively, which were related to interest rate derivatives and included in non-trading derivative liabilities in the Condensed Consolidated Balance Sheets.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect Houston Electric’s judgments about the assumptions market participants would use in determining fair value.  Houston Electric had no Level 3 assets or liabilities at either June 30, 2016 or December 31, 2015.

Houston Electric determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the six months ended June 30, 2016, there were no transfers between levels.

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

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:	(in millions)
Long-term debt	$4,750	$5,223	$4,859	$5,086

(6) Related Party Transactions and Major Customers

(a) Related Party Transactions

Houston Electric participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  Houston Electric had borrowings from the money pool of $444 million and $312 million at June 30, 2016 and December 31, 2015, respectively, which are included in accounts and notes payable-affiliated companies, in the Condensed Consolidated Balance Sheets.  As of June 30, 2016, Houston Electric’s money pool borrowings had a weighted-average interest rate of 0.83%.

Houston Electric had net interest expense related to affiliate borrowings of $2 million and $3 million for the three and six months ended June 30, 2016, respectively, and less than $1 million for both the three and six months ended June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Corporate service charges	$43	$44	$88	$86
Charges from CERC for services provided	2	2	3	3
Billings to CERC for services provided	(3)	(4)	(7)	(7)

(b) Major Customers

Houston Electric’s transmission and distribution revenues from major customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Affiliates of NRG	$159	$172	$304	$356
Affiliates of Energy Future Holdings Corp.	50	51	95	103

(7) Long-term Debt

General Mortgage Bonds. In May 2016, Houston Electric issued $300 million aggregate principal amount of 1.85% general mortgage bonds due 2021. The proceeds from the issuance of the bonds were used to repay short-term debt and for general corporate purposes.

Revolving Credit Facility. On March 4, 2016, Houston Electric announced that it had refinanced its existing $300 million revolving credit facility, which would have expired in 2019, with a new $300 million five-year senior unsecured revolving credit facility. As of June 30, 2016 and December 31, 2015, Houston Electric had the following revolving credit facility and utilization of such facility:

June 30, 2016			December 31, 2015
Size of Facility	Loans	Letters of Credit	Size of Facility	Loans		Letters of Credit
(in millions)
$300	$—	$4	$300	$200	(1)	$4

(1)	Weighted average interest rate was 1.637% as of December 31, 2015.

Houston Electric’s $300 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.125% based on Houston Electric’s current credit ratings. The revolving credit facility contains a financial covenant which limits Houston Electric’s consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of Houston Electric’s consolidated capitalization. As of June 30, 2016, Houston Electric’s debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 52.7%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and Houston Electric certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date Houston Electric delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of Houston Electric’s certification or (iii) the revocation of such certification.

Houston Electric was in compliance with all financial covenants as of June 30, 2016.

Hedging of Interest Expense for Future Debt Issuances. In April 2016, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in May 2016. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the ineffective portion of unrealized gains and losses associated with the agreements was recorded in income and was immaterial.

In June and July 2016, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $300 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows relating to interest payments on a forecasted issuance of fixed rate debt in 2016.  These forward interest rate agreements were designated as cash flow hedges.  As of June 30, 2016, a $2 million current non-trading derivative liability was recorded on the Condensed Consolidated Balance Sheets related to these agreements. Accordingly, the effective portion of unrealized gains and losses associated with the agreements would be recorded as a component of accumulated other comprehensive income and the ineffective portion would be recorded in income.

Other. As of both June 30, 2016 and December 31, 2015, Houston Electric had issued $118 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8) Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, Houston Electric or their predecessor, Reliant Energy, and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly-owned subsidiary of RRI, and RRI changed its name to GenOn. In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly-owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including Houston Electric, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all such cases. CES, a subsidiary of CERC Corp., was a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  On May 24, 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. That ruling is subject to appeal. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims. Houston Electric does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

Other Environmental. From time to time, Houston Electric identifies the presence of environmental contaminants during its operations or on property where its predecessor companies have conducted operations.  Other such sites involving contaminants may be identified in the future.  Houston Electric has and expects to continue to remediate identified sites consistent with its legal obligations. From time to time, Houston Electric has received notices from regulatory authorities or others regarding its status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, Houston Electric has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, Houston Electric does not expect these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(9)  Income Taxes

The effective tax rate reported for the three and six months ended June 30, 2016 was 35% and 36%, respectively, compared to 36% for the same periods in 2015.

Houston Electric reported no uncertain tax liability as of June 30, 2016 and expects no significant change to the uncertain tax liability over the next twelve months. CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through 2014. CenterPoint Energy is under examination by the IRS for 2015 and 2016.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2015 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2015 Form 10-K.

RECENT EVENTS

Houston Electric General Mortgage Bonds. In May 2016, we issued $300 million aggregate principal amount of 1.85% general mortgage bonds due 2021. The proceeds from the issuance of the bonds were used to repay short-term debt and for general corporate purposes.

DCRF. In April 2016, we filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since our 2010 rate case. The application requested the annualized DCRF charge to be set at $49.4 million. This charge, effective September 1, 2016 through August 31, 2017, is based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million. In June 2016, we reached a settlement providing for an annualized DCRF charge of $45 million effective September 2016 and, unless otherwise changed in a subsequent DCRF filing, an annualized DCRF charge of $49 million effective September 2017. In July 2016, the Texas Utility Commission approved the settlement.

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

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2016 and 2015, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except throughput and customer data)
Revenues:
TDU	$616	$585	$1,152	$1,104
Bond Companies	147	120	267	218
Total revenues	763	705	1,419	1,322
Expenses:
Operation and maintenance, excluding Bond Companies	330	315	659	622
Depreciation and amortization, excluding Bond Companies	94	84	189	167
Taxes other than income taxes	57	55	114	111
Bond Companies	124	93	220	163
Total expenses	605	547	1,182	1,063
Operating income	158	158	237	259
Interest and other finance charges	(31)	(29)	(62)	(58)
Interest on Securitization Bonds	(23)	(27)	(47)	(55)
Other income, net	6	6	9	10
Income before income taxes	110	108	137	156
Income tax expense	39	39	49	56
Net income	$71	$69	$88	$100

Operating Income:
TDU	$135	$131	$190	$204
Bond Companies (1)	23	27	47	55
Total operating income	$158	$158	$237	$259

Throughput (in GWh):
Residential	7,632	7,483	12,651	12,896
Total	22,190	21,751	40,321	39,766

Number of metered customers at end of period:
Residential	2,106,396	2,054,777	2,106,396	2,054,777
Total	2,377,352	2,322,164	2,377,352	2,322,164

(1) Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

We reported operating income of $158 million for the three months ended June 30, 2016, consisting of $135 million from the TDU and $23 million related to Bond Companies. For the three months ended June 30, 2015, operating income totaled $158 million, consisting of $131 million from the TDU and $27 million related to Bond Companies.

TDU operating income increased $4 million due to the following key factors:

•	higher transmission-related revenues of $20 million, which were partially offset by increased transmission costs billed by transmission providers of $12 million;

•	customer growth of $8 million from the addition of over 55,000 new customers;

•	higher equity return of $5 million, primarily related to true-up proceeds; and

•	higher right-of-way revenues of $1 million.

These increases to operating income were partially offset by the following:

•	higher depreciation, primarily due to ongoing additions to plant in service, and other taxes of $12 million;

•	lower usage of $4 million, primarily due to milder weather; and

•	higher operation and maintenance expenses of $3 million.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

We reported operating income of $237 million for the six months ended June 30, 2016, consisting of $190 million from the TDU and $47 million related to Bond Companies. For the six months ended June 30, 2015, operating income totaled $259 million, consisting of $204 million from the TDU and $55 million related to Bond Companies.

TDU operating income decreased $14 million due to the following key factors:

•	higher depreciation, primarily due to ongoing additions to plant in service, and other taxes of $25 million;

•	higher operation and maintenance expenses of $9 million;

•	lower usage of $16 million, primarily due to milder weather;

•	lower right-of-way revenue of $5 million; and

•	energy efficiency of $1 million due to amortization of the remand bonus recognized in 2015.

These decreases to operating income were partially offset by the following:

•	higher transmission-related revenues of $47 million, which were partially offset by increased transmission costs billed by transmission providers of $28 million;

•	customer growth of $14 million from the addition of over 55,000 new customers; and

•	higher equity return of $10 million, primarily related to true-up proceeds.

Income Tax Expense. The effective tax rate reported for the three and six months ended June 30, 2016 was 35% and 36%, respectively, compared to 36% for the same periods in 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure to maintain reliability and safety as well as expand our system through value-added projects. Our principal anticipated cash requirements for the remaining six months of 2016 include approximately $406 million of capital expenditures and $183 million of scheduled principal payments on Securitization Bonds.

We expect that borrowings under our credit facility, proceeds from the issuance of general mortgage bonds, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs for the remaining six months of 2016. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2015 Form 10-K was filed with the SEC are discussed below.

Brazos Valley Connection Project. In April 2016, the Texas Utility Commission issued an order on rehearing for the Brazos Valley Connection requiring us to use steel monopoles in lieu of lattice towers for the construction to reduce the aesthetic impact of the project. The Texas Utility Commission’s original order provided an estimated range of approximately $270–$310 million for the capital costs for the Brazos Valley Connection. The actual cost will depend on factors including land acquisition costs, material and construction costs, and other factors.  We expect to complete construction of the Brazos Valley Connection by mid-2018.

DCRF. In April 2016, we filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since our 2010 rate case.  The application requested the annualized DCRF charge to be set at $49.4 million.  This charge, effective September 1, 2016 through August 31, 2017, is based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million.  In June 2016, we reached a settlement providing for an annualized DCRF charge of $45 million effective September 2016 and, unless otherwise changed in a subsequent DCRF filing, an annualized DCRF charge of $49 million effective September 2017. In July 2016, the Texas Utility Commission approved the settlement.

EECRF.  In June 2016, we filed an application with the Texas Utility Commission for an adjustment to our EECRF to recover $45.9 million in 2017, including an incentive of $10.6 million based on 2015 program performance.  We requested approval effective by March 2017.

TCOS. In July 2016, we filed an application with the Texas Utility Commission for an interim update of our TCOS seeking an increase in annual revenues based on an incremental increase in total rate base of $95.6 million. We expect to receive approval from the Texas Utility Commission during the third quarter of 2016. An increase of $3.5 million in annual revenues is expected based on this approval.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes and may also be utilized to obtain letters of credit. As of July 29, 2016, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at July 29, 2016		Termination Date
	(in millions)
March 3, 2016	$300	$4	(1)	March 3, 2021

(1)	Represents outstanding letters of credit.

Our $300 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.125% based on our current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of our consolidated capitalization. As of June 30, 2016, our debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 52.7%. The financial covenant limit will temporarily increase from 65% to 70% if we experience damage from a natural disaster in our service territory and we certify to the administrative agent that we have incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which we intend to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

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

Temporary Investments

As of July 29, 2016, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of July 29, 2016, we had borrowings from the money pool of $431 million. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including Securitization Bonds issued by wholly-owned subsidiaries.

In May 2016, we issued $300 million aggregate principal amount of 1.85% general mortgage bonds due 2021. The proceeds from the issuance of the bonds were used to repay short-term debt and for general corporate purposes.

As of June 30, 2016, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.5 billion, of which $174 million is not reflected in our consolidated financial statements. Of the $174 million, $118 million collateralized debt of CenterPoint Energy and is not reflected because of the contingent nature of the obligations and $56 million collateralized pollution control bonds that we hold for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.2 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2016. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

As of June 30, 2016, our subsidiaries had the following aggregate principal amount of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$659
Bond Company III	209
Bond Company IV	1,211
Restoration Bond Company	387
Total	$2,466

The transition bonds and system restoration bonds are paid through the imposition of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. The Securitization Bonds are reported as our long-term debt, although the holders of these bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition or system restoration charges) of Bond Companies. We have no payment obligations with respect to the Securitization Bonds except to remit collections of transition and system restoration charges as set forth in servicing agreements between us and the Bond Companies and in an intercreditor agreement among us, the Bond Companies and other parties.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of July 29, 2016, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings from Moody’s or S&P could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by Moody’s and/or S&P from the ratings that existed at June 30, 2016, the impact on the borrowing costs under our credit facility would have been immaterial in the three months ended June 30, 2016.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

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

Hedging of Interest Expense for Future Debt Issuances

In April 2016, we entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing our exposure to variability in cash flows related to interest payments of our $300 million issuance of fixed rate debt in May 2016. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the ineffective portion of unrealized gains and losses associated with the agreements was recorded in income and was immaterial.

In June and July 2016, we entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $300 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing our exposure to variability in cash flows relating to interest payments on a forecasted issuance of fixed rate debt in 2016.  These forward interest rate agreements were designated as cash flow hedges.  As of June 30, 2016, a $2 million current non-trading derivative liability was recorded on the Condensed Consolidated Balance Sheets related to these agreements. Accordingly, the effective portion of unrealized gains and losses associated with the agreements would be recorded as a component of accumulated other comprehensive income and the ineffective portion would be recorded in income.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that as a result of the material weakness in the operating effectiveness of our internal control over financial reporting related to controls over the preparation and review of our statements of consolidated cash flows, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2015, our disclosure controls and procedures were not effective as of June 30, 2016. Notwithstanding the material weakness in our internal control over financial reporting, we concluded that the consolidated financial statements and other financial information included in this report for the three months ended June 30, 2016, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Changes in Internal Control over Financial Reporting

Except as noted below, there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

To remediate the material weakness described above, we have designed and implemented additional procedures within our review controls over our statements of consolidated cash flows. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of calendar year 2016.

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

Item 5.    OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the six months ended June 30, 2016 and 2015 was 2.20 and 2.28, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	Houston Electric’s Form 8-K dated March 3, 2016	1-3187	4.2
4.2	Twenty-Fourth Supplemental Indenture, dated as of May 18, 2016, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.5
4.3	Officer’s Certificate, dated as of May 18, 2016, setting forth the form, terms and provisions of the Twenty-Fifth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.6
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: August 5, 2016

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	Houston Electric’s Form 8-K dated March 3, 2016	1-3187	4.2
4.2	Twenty-Fourth Supplemental Indenture, dated as of May 18, 2016, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.5
4.3	Officer’s Certificate, dated as of May 18, 2016, setting forth the form, terms and provisions of the Twenty-Fifth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.6
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document