Form 10-Q
period 2016-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2016-11-04
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of October 21, 2016, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$909	$827	$2,328	$2,149

Expenses:
Operation and maintenance	339	326	1,001	953
Depreciation and amortization	253	201	659	526
Taxes other than income taxes	59	56	173	167
Total	651	583	1,833	1,646
Operating Income	258	244	495	503

Other Income (Expense):
Interest and other finance charges	(32)	(30)	(94)	(88)
Interest on securitization bonds	(23)	(25)	(70)	(80)
Other, net	5	6	14	16
Total	(50)	(49)	(150)	(152)
Income Before Income Taxes	208	195	345	351
Income tax expense	72	71	121	127
Net Income	$136	$124	$224	$224

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$136	$124	$224	$224
Other comprehensive income:
Net deferred gain from cash flow hedges (net of tax of $1, $-0-, $-0-, $-0-)	2	—	1	—
Total	$2	$—	$1	$—
Comprehensive income	$138	$124	$225	$224

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	September 30, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents ($269 and $264 related to VIEs, respectively)	$270	$264
Accounts and notes receivable ($97 and $64 related to VIEs, respectively), less bad debt reserve of $1 and $1	354	234
Accounts and notes receivable–affiliated companies	4	16
Accrued unbilled revenues	117	96
Inventory	138	133
Taxes receivable	—	59
Other ($38 and $35 related to VIEs, respectively)	62	63
Total current assets	945	865

Property, Plant and Equipment:
Property, plant and equipment	10,649	10,142
Less: accumulated depreciation and amortization	3,377	3,209
Property, plant and equipment, net	7,272	6,933

Other Assets:
Regulatory assets ($1,999 and $2,373 related to VIEs, respectively)	1,870	2,211
Other	3	16
Total other assets	1,873	2,227

Total Assets	$10,090	$10,025

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	September 30, 2016	December 31, 2015
Current Liabilities:
Current portion of VIE securitization bonds long-term debt	$410	$391
Accounts payable	139	153
Accounts and notes payable–affiliated companies	256	348
Taxes accrued	114	100
Interest accrued	47	70
Other	93	69
Total current liabilities	1,059	1,131
Other Liabilities:
Deferred income taxes, net	1,988	2,032
Benefit obligations	171	192
Regulatory liabilities	520	542
Other	63	59
Total other liabilities	2,742	2,825
Long-term Debt:
VIE securitization bonds	1,931	2,276
Other	2,586	2,192
Total long-term debt	4,517	4,468

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,322	1,322
Retained earnings	449	279
Accumulated other comprehensive income	1	—
Total member’s equity	1,772	1,601

Total Liabilities and Member’s Equity	$10,090	$10,025

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$224	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	659	526
Amortization of deferred financing costs	10	11
Deferred income taxes	(51)	(114)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(141)	(81)
Accounts receivable/payable–affiliated companies	103	(23)
Inventory	(5)	1
Accounts payable	3	(16)
Taxes receivable	59	103
Interest and taxes accrued	(9)	12
Non-trading derivatives, net	1	—
Net regulatory assets and liabilities	(70)	36
Other current assets	3	19
Other current liabilities	24	(15)
Other assets	9	(1)
Other liabilities	3	5
Other, net	(2)	—
Net cash provided by operating activities	820	687
Cash Flows from Investing Activities:
Capital expenditures	(655)	(677)
Decrease in notes receivable–affiliated companies	—	107
Decrease (increase) in restricted cash of Bond Companies	(2)	9
Other, net	13	(9)
Net cash used in investing activities	(644)	(570)
Cash Flows from Financing Activities:
Proceeds from long-term debt	600	—
Payments of long-term debt	(527)	(310)
Increase (decrease) in short-term notes payable–affiliated companies	(183)	120
Dividend to parent	(54)	—
Debt issuance costs	(6)	—
Net cash used in financing activities	(170)	(190)
Net Increase (Decrease) in Cash and Cash Equivalents	6	(73)
Cash and Cash Equivalents at Beginning of Period	264	290
Cash and Cash Equivalents at End of Period	$270	$217
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$178	$169
Income taxes, net	82	157
Non-cash transactions:
Accounts payable related to capital expenditures	$52	$52

See Notes to Interim Condensed Consolidated Financial Statements

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

Background. Houston Electric engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc., a public utility holding company.  At September 30, 2016, Houston Electric had the following subsidiaries: Bond Company II, Bond Company III, Restoration Bond Company and Bond Company IV.  Bond Companies, which are classified as VIEs, are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of Houston Electric have no recourse to any assets or revenues of Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of Houston Electric.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. Houston Electric adopted ASU 2015-03 retrospectively on January 1, 2016, which resulted in a reduction of other long-term assets and total long-term debt on its Condensed Consolidated Balance Sheets. Houston Electric had debt issuance costs, excluding amounts related to credit facility arrangements, of $24 million and $21 million as of September 30, 2016 and December 31, 2015, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)-Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows and eliminates the variation in practice related to such classifications. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Houston Electric is currently assessing the impact that this standard will have on its statement of cash flows.

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

(3) Employee Benefit Plans

Houston Electric’s employees participate in CenterPoint Energy’s postretirement benefit plan. Houston Electric’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	2	4	8	10
Expected return on plan assets	(1)	(2)	(4)	(5)
Amortization of prior service credit	(1)	—	(2)	(1)
Amortization of net loss	—	—	—	2
Curtailment gain (1)	—	—	(3)	—
Net periodic cost	$—	$2	$—	$7

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

Houston Electric expects to contribute approximately $7 million to its postretirement benefit plan in 2016, of which approximately $2 million and $6 million were contributed during the three and nine months ended September 30, 2016, respectively.

(4) Regulatory Accounting

As of September 30, 2016, Houston Electric has not recognized an allowed equity return of $341 million because such return will be recognized as it is recovered in rates.  During the three months ended September 30, 2016 and 2015, Houston Electric recognized approximately $22 million and $16 million, respectively, of the allowed equity return not previously recognized.  During the nine months ended September 30, 2016 and 2015, Houston Electric recognized approximately $52 million and $37 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At September 30, 2016 and December 31, 2015, Houston Electric held Level 1 investments of $37 million and $32 million, respectively, which were primarily investments in money market funds and are included in other current assets in the Condensed Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Houston Electric had no Level 2 assets or liabilities at either September 30, 2016 or December 31, 2015.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect Houston Electric’s judgments about the assumptions market participants would use in determining fair value.  Houston Electric had no Level 3 assets or liabilities at either September 30, 2016 or December 31, 2015.

Houston Electric determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the nine months ended September 30, 2016, there were no transfers between levels.

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

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:	(in millions)
Long-term debt	$4,927	$5,387	$4,859	$5,086

(6) Related Party Transactions and Major Customers

(a) Related Party Transactions

Houston Electric participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  Houston Electric had borrowings from the money pool of $129 million and $312 million at September 30, 2016 and December 31, 2015, respectively, which are included in accounts and notes payable-affiliated companies, in the Condensed Consolidated Balance Sheets.  As of September 30, 2016, Houston Electric’s money pool borrowings had a weighted-average interest rate of 0.82%.

Houston Electric had net interest expense related to affiliate borrowings of $1 million and $4 million for the three and nine months ended September 30, 2016, respectively, and less than $1 million for both the three and nine months ended September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Corporate service charges	$43	$40	$131	$126
Charges from CERC for services provided	2	1	5	4
Billings to CERC for services provided	(4)	(5)	(11)	(12)

(b) Major Customers

Houston Electric’s transmission and distribution revenues from major customers are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Affiliates of NRG	$223	$222	$527	$578
Affiliates of Energy Future Holdings Corp.	71	67	166	170

(7) Long-term Debt

General Mortgage Bonds. In May 2016, Houston Electric issued $300 million aggregate principal amount of 1.85% general mortgage bonds due 2021. In August 2016, Houston Electric issued $300 million aggregate principal amount of 2.40% general mortgage bonds due 2026. The proceeds from the issuance of these bonds were used to repay short-term debt and for general corporate purposes.

Revolving Credit Facility. On March 4, 2016, Houston Electric announced that it had refinanced its existing $300 million revolving credit facility, which would have expired in 2019, with a new $300 million five-year senior unsecured revolving credit facility. As of September 30, 2016 and December 31, 2015, Houston Electric had the following revolving credit facility and utilization of such facility:

September 30, 2016			December 31, 2015
Size of Facility	Loans	Letters of Credit	Size of Facility	Loans		Letters of Credit
(in millions)
$300	$—	$4	$300	$200	(1)	$4

(1)	Weighted average interest rate was 1.637% as of December 31, 2015.

Houston Electric’s $300 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.125% based on Houston Electric’s current credit ratings. The revolving credit facility contains a financial covenant which limits Houston Electric’s consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of Houston Electric’s consolidated capitalization. As of September 30, 2016, Houston Electric’s debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 51.7%. The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and Houston Electric certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date Houston Electric delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of Houston Electric’s certification or (iii) the revocation of such certification.

Houston Electric was in compliance with all financial covenants as of September 30, 2016.

Hedging of Interest Expense for Future Debt Issuances. In April 2016, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in May 2016. These forward interest rate agreements were designated as cash flow hedges. The realized gains and losses associated with the agreements were immaterial.

In June and July 2016, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $300 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in August 2016.  These forward interest rate agreements were designated as cash flow hedges.  Accordingly, the effective portion of realized gains and losses associated with the agreements, which totaled $1.1 million, is a component of accumulated other comprehensive income and will be amortized over the life of the bonds. The ineffective portion of the gains and losses was recorded in income and was immaterial.

Other. As of both September 30, 2016 and December 31, 2015, Houston Electric had issued $118 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

(9)  Income Taxes

The effective tax rate reported for both the three and nine months ended September 30, 2016 was 35% compared to 36% for the same periods in 2015.

Houston Electric reported no uncertain tax liability as of September 30, 2016 and expects no significant change to the uncertain tax liability over the next twelve months. CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through 2014. CenterPoint Energy is under examination by the IRS for 2015 and 2016.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2015 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2015 Form 10-K.

RECENT EVENTS

General Mortgage Bonds. In August 2016, we issued $300 million aggregate principal amount of 2.40% general mortgage bonds due 2026. The proceeds from the issuance of the bonds were used to repay short-term debt and for general corporate purposes.

DCRF. In April 2016, we filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since our 2010 rate case. The application requested the annualized DCRF charge to be set at $49.4 million. This charge, effective September 1, 2016 through August 31, 2017, is based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million. In June 2016, we reached a settlement providing for an annualized DCRF charge of $45 million effective September 2016 and, unless otherwise changed in a subsequent DCRF filing, an annualized DCRF charge of $49 million effective September 2017. In July 2016, the Texas Utility Commission approved the settlement. On September 1, 2016, we implemented new rates.

TCOS. In July 2016, we filed an application with the Texas Utility Commission for an interim update of our TCOS seeking an increase in annual revenues based on an incremental increase in total rate base of $95.6 million. We received approval from the Texas Utility Commission in September 2016. An increase of $3.5 million in annual revenues is expected based on this approval.

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

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except throughput and customer data)
Revenues:
TDU	$726	$683	$1,878	$1,787
Bond Companies	183	144	450	362
Total revenues	909	827	2,328	2,149
Expenses:
Operation and maintenance, excluding Bond Companies	336	322	995	944
Depreciation and amortization, excluding Bond Companies	96	86	285	253
Taxes other than income taxes	59	56	173	167
Bond Companies	160	119	380	282
Total expenses	651	583	1,833	1,646
Operating income	258	244	495	503
Interest and other finance charges	(32)	(30)	(94)	(88)
Interest on Securitization Bonds	(23)	(25)	(70)	(80)
Other income, net	5	6	14	16
Income before income taxes	208	195	345	351
Income tax expense	72	71	121	127
Net income	$136	$124	$224	$224

Operating Income:
TDU	$235	$219	$425	$423
Bond Companies (1)	23	25	70	80
Total operating income	$258	$244	$495	$503

Throughput (in GWh):
Residential	10,776	10,388	23,427	23,284
Total	26,518	25,612	66,839	65,378

Number of metered customers at end of period:
Residential	2,116,312	2,069,213	2,116,312	2,069,213
Total	2,389,014	2,337,806	2,389,014	2,337,806

(1) Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

We reported operating income of $258 million for the three months ended September 30, 2016, consisting of $235 million from the TDU and $23 million related to Bond Companies. For the three months ended September 30, 2015, operating income totaled $244 million, consisting of $219 million from the TDU and $25 million related to Bond Companies.

TDU operating income increased $16 million due to the following key factors:

•	customer growth of $10 million from the addition of over 51,000 new customers;

•	higher equity return of $7 million, primarily related to true-up proceeds;

•	higher DCRF revenues of $6 million, primarily due to the implementation of new rates in September from the 2016 filing; and

•	higher transmission-related revenues of $18 million, which were partially offset by increased transmission costs billed by transmission providers of $13 million.

These increases to operating income were partially offset by higher depreciation, primarily due to ongoing additions to plant in service, and other taxes of $13 million.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

We reported operating income of $495 million for the nine months ended September 30, 2016, consisting of $425 million from the TDU and $70 million related to Bond Companies. For the nine months ended September 30, 2015, operating income totaled $503 million, consisting of $423 million from the TDU and $80 million related to Bond Companies.

TDU operating income increased $2 million due to the following key factors:

•	customer growth of $24 million from the addition of over 51,000 new customers;

•	higher transmission-related revenues of $65 million, which were partially offset by increased transmission costs billed by transmission providers of $41 million; and

•	higher equity return of $17 million, primarily related to true-up proceeds.

These increases to operating income were partially offset by the following:

•	higher depreciation, primarily due to ongoing additions to plant in service, and other taxes of $38 million;

•	lower usage of $12 million, primarily due to milder weather;

•	higher operation and maintenance expenses of $8 million, primarily due to contract services and corporate services; and

•	lower right-of-way revenues of $4 million.

Income Tax Expense. The effective tax rate reported for both the three and nine months ended September 30, 2016 was 35% compared to 36% for the same periods in 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure to maintain reliability and safety as well as expand our system through value-added projects. Our principal anticipated cash requirements for the remaining three months of 2016 include approximately $195 million of capital expenditures and $63 million of scheduled principal payments on Securitization Bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs for the remaining three months of 2016. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2015 Form 10-K was filed with the SEC are discussed below.

Brazos Valley Connection Project. In April 2016, the Texas Utility Commission issued an order on rehearing for the Brazos Valley Connection requiring us to use steel monopoles in lieu of lattice towers for the construction to reduce the aesthetic impact of the project. The project is proceeding as scheduled, including land acquisition, procurement, vegetation clearing, and other work, and we anticipate beginning construction in January 2017. The Texas Utility Commission’s original order provided an estimated range of approximately $270–$310 million for the capital costs for the Brazos Valley Connection. We anticipate that the actual capital costs of the project may exceed that estimate, depending on land acquisition costs, material and construction costs, and other factors. After construction begins, we will file our updated capital cost estimates with the Texas Utility Commission. We expect to complete construction of the Brazos Valley Connection by mid-2018.

DCRF. In April 2016, we filed an application with the Texas Utility Commission for a DCRF interim rate adjustment to account for changes in certain distribution-invested capital since our 2010 rate case.  The application requested the annualized DCRF charge to be set at $49.4 million.  This charge, effective September 1, 2016 through August 31, 2017, is based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million.  In June 2016, we reached a settlement providing for an annualized DCRF charge of $45 million effective September 2016 and, unless otherwise changed in a subsequent DCRF filing, an annualized DCRF charge of $49 million effective September 2017. In July 2016, the Texas Utility Commission approved the settlement. On September 1, 2016, we implemented new rates.

EECRF.  In June 2016, we filed an application with the Texas Utility Commission for an adjustment to our EECRF to recover $45.9 million in 2017, including an incentive of $10.6 million based on 2015 program performance.  We requested approval effective by March 2017. In September 2016, the parties reached a settlement agreement providing for recovery of $45.5 million in 2017, including an incentive of $10.6 million. The agreement was approved by the Texas Utility Commission in October 2016.

TCOS. In July 2016, we filed an application with the Texas Utility Commission for an interim update of our TCOS seeking an increase in annual revenues based on an incremental increase in total rate base of $95.6 million. We received approval from the Texas Utility Commission in September 2016. An increase of $3.5 million in annual revenues is expected based on this approval.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes and may also be utilized to obtain letters of credit. As of October 21, 2016, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at October 21, 2016		Termination Date
	(in millions)
March 3, 2016	$300	$4	(1)	March 3, 2021

(1)	Represents outstanding letters of credit.

Our $300 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.125% based on our current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt (with certain exceptions, including but not limited to Securitization Bonds) to an amount not to exceed 65% of our consolidated capitalization. As of September 30, 2016, our debt (excluding Securitization Bonds) to capital ratio, as defined in its credit facility agreement, was 51.7%. The financial covenant limit will temporarily increase from 65% to 70% if we experience damage from a natural disaster in our service territory and we certify to the administrative agent that we have incurred system restoration costs reasonably likely to exceed $100 million in a consecutive twelve-month period, all or part of which we intend to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date we deliver our certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of our certification or (iii) the revocation of such certification.

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

Temporary Investments

As of October 21, 2016, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of October 21, 2016, we had borrowings from the money pool of $178 million. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including Securitization Bonds issued by wholly-owned subsidiaries.

In May 2016, we issued $300 million aggregate principal amount of 1.85% general mortgage bonds due 2021. In August 2016, we issued $300 million aggregate principal amount of 2.40% general mortgage bonds due 2026. The proceeds from the issuance of these bonds were used to repay short-term debt and for general corporate purposes.

As of September 30, 2016, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.8 billion, of which $174 million is not reflected in our consolidated financial statements. Of the $174 million, $118 million collateralized debt of CenterPoint Energy and is not reflected because of the contingent nature of the obligations and $56 million collateralized pollution control bonds that we hold for future remarketing.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.0 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2016. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

As of September 30, 2016, our subsidiaries had the following aggregate principal amount of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$583
Bond Company III	187
Bond Company IV	1,211
Restoration Bond Company	365
Total	$2,346

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of October 21, 2016, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A1	Stable	A	Developing	A	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings from Moody’s or S&P could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by Moody’s and/or S&P from the ratings that existed at September 30, 2016, the impact on the borrowing costs under our credit facility would have been immaterial in the three months ended September 30, 2016.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

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

Hedging of Interest Expense for Future Debt Issuances

In April 2016, we entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 5-year U.S. treasury rate by reducing our exposure to variability in cash flows related to interest payments of our $300 million issuance of fixed rate debt in May 2016. These forward interest rate agreements were designated as cash flow hedges. The realized gains and losses associated with the agreements were immaterial.

In June and July 2016, we entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $300 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing our exposure to variability in cash flows related to interest payments of our $300 million issuance of fixed rate debt in August 2016.  These forward interest rate agreements were designated as cash flow hedges.  Accordingly, the effective portion of realized gains and losses associated with the agreements, which totaled $1.1 million, is a component of accumulated other comprehensive income and will be amortized over the life of the bonds. The ineffective portion of the gains and losses was recorded in income and was immaterial.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As previously disclosed in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K/A for the year ended December 31, 2015, we identified a material weakness in the operating effectiveness of our internal control over financial reporting related to controls over the preparation and review of our statements of consolidated cash flows. To remediate the material weakness we have designed and implemented additional procedures within our review controls over our statements of consolidated cash flows. During the third quarter of 2016, we tested the newly implemented controls and found them to be effective and have concluded that, as of September 30, 2016, the material weakness has been remediated.

Except as noted above, there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the nine months ended September 30, 2016 and 2015 was 3.01 and 2.98, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	Houston Electric’s Form 8-K dated March 3, 2016	1-3187	4.2
4.2	Twenty-Fifth Supplemental Indenture, dated as of August 11, 2016, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5
4.3	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: November 4, 2016

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	Houston Electric’s Form 8-K dated March 3, 2016	1-3187	4.2
4.2	Twenty-Fifth Supplemental Indenture, dated as of August 11, 2016, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5
4.3	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document