Form 10-K
period 2016-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2017-02-28
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates as of June 30, 2016: None

i

GLOSSARY
AFUDC	Allowance for funds used during construction
AMS	Advanced Metering System
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bond Companies	Transition and system restoration bond companies
Bond Company II	CenterPoint Energy Transition Bond Company II, LLC
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	CenterPoint Energy Services, Inc.
DCRF	Distribution Cost Recovery Factor
DOE	U.S. Department of Energy
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
Energy Future Holdings	Energy Future Holdings Corp.
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERCOT ISO	ERCOT Independent System Operator
ERO	Electric Reliability Organization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
GenOn	GenOn Energy, Inc.
GHG	Greenhouse gases
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IBEW	International Brotherhood of Electrical Workers
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
NAV	Net asset value
NECA	National Electrical Contractors Association
NERC	North American Electric Reliability Corporation
NRG	NRG Energy, Inc.
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act
REIT	Real Estate Investment Trust
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC

GLOSSARY (cont.)
RRI	Reliant Resources, Inc.
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
TRE	Texas Reliability Entity
VIE	Variable interest entity

We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2016, 2015 and 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “target,” “will” or other similar words.

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

OUR BUSINESS

Overview

We are an indirect, wholly-owned subsidiary of CenterPoint Energy, a public utility holding company.  We provide electric transmission and distribution services to REPs serving more than 2.4 million metered customers in the Texas Gulf Coast area that includes the city of Houston. We consist of a single reportable business segment: Electric Transmission & Distribution.

Our principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

We make available free of charge on our parent company’s Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.  Our parent company’s website address is www.centerpointenergy.com.  Except to the extent explicitly stated herein, documents and information on our parent company’s website are not incorporated by reference herein.

Electric Transmission & Distribution

We are a transmission and distribution electric utility that operates wholly within the state of Texas. Neither we nor any other subsidiary of CenterPoint Energy makes direct retail or wholesale sales of electric energy or owns or operates any electric generating facilities.

Electric Transmission

On behalf of REPs, we deliver electricity from power plants to substations, from one substation to another and to retail electric customers taking power at or above 69 kilovolts in locations throughout our certificated service territory. We construct and maintain transmission facilities and provide transmission services under tariffs approved by the PUCT.

Electric Distribution

In ERCOT, end users purchase their electricity directly from certificated REPs. We deliver electricity for REPs in our certificated service area by carrying lower-voltage power from the substation to the retail electric customer. Our distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity to end users through distribution feeders. Our operations include construction and maintenance of distribution facilities, metering services, outage response services and call center operations. We provide distribution services under tariffs approved by the PUCT. PUCT rules and market protocols govern the commercial operations of distribution companies and other market participants. Rates for these existing services are established pursuant to rate proceedings conducted before municipalities that have original jurisdiction and the PUCT.

ERCOT Market Framework

We are a member of ERCOT. Within ERCOT, prices for wholesale generation and retail electric sales are unregulated, but services provided by transmission and distribution companies are regulated by the PUCT. ERCOT serves as the regional reliability coordinating council for member electric power systems in most of Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 90% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market included available generating capacity of over 78,000 megawatts as of December 31, 2016. Currently, there are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

The ERCOT market operates under the reliability standards set by the NERC and approved by the FERC. Within ERCOT, these reliability standards are administered by the TRE. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid. The ERCOT ISO is responsible for operating the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers.

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

Restructuring of the Texas Electric Market

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law). Pursuant to that legislation, integrated electric utilities operating within ERCOT were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation provided for a transition period to move to the new market structure and provided a mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs were recoverable after approval by the PUCT either through the issuance of securitization bonds or through the implementation of a competition transition charge as a rider to the utility’s tariff. Our integrated utility business was restructured in accordance with the Texas electric restructuring law and its generating stations were sold to third parties. Ultimately we were authorized to recover a total of approximately $5 billion in stranded costs, other charges and related interest. Most of that amount was recovered through the issuance of transition bonds by our special purpose subsidiaries. The transition bonds are repaid through charges imposed on customers in our service territory. As of December 31, 2016, approximately $1.9 billion aggregate principal amount of transition bonds were outstanding.

Customers

We serve nearly all of the Houston/Galveston metropolitan area. At December 31, 2016, our customers consisted of approximately 64 REPs, which sell electricity to more than 2.4 million metered customers in our certificated service area, and municipalities, electric cooperatives and other distribution companies located outside our certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the PUCT.

Sales to REPs that are affiliates of NRG represented approximately 34%, 35% and 37% of our transmission and distribution revenues in 2016, 2015 and 2014, respectively.  Sales to REPs that are affiliates of Energy Future Holdings represented approximately 11%, 10% and 10% of our transmission and distribution revenues in 2016, 2015 and 2014, respectively.  Our aggregate billed receivables balance from REPs as of December 31, 2016 was $193 million.  Approximately 33% and 12% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. We do not have long-term contracts with any of our customers. We operate using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

AMS

In May 2012, we substantially completed the deployment of an AMS, having installed approximately 2.2 million smart meters. To recover the cost of the AMS, the PUCT approved a monthly surcharge payable by REPs, initially over 12 years and later reduced to six years as a result of DOE grant funds. The surcharge expired in 2015 and 2016 for residential customers and certain non-residential customers, respectively, and is set to expire in 2017 for the remaining non-residential customers. The surcharge amounts and duration are subject to adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.

Competition

There are no other electric transmission and distribution utilities in our service area. In order for another provider of transmission and distribution services to provide such services in our territory, it would be required to obtain a certificate of convenience and necessity from the PUCT and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in our service area at this time. Distributed generation (i.e., power generation located at or near the point of consumption) could result in a reduction of demand for our electric distribution services but has not been a significant factor to date.

Seasonality

A significant portion of our revenues is derived from rates that we collect from each REP based on the amount of electricity we deliver on behalf of that REP. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues generally being higher during the warmer months.

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

As of December 31, 2016, we had approximately $2.6 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including approximately $118 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated. Additionally, as of December 31, 2016, we had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $4.1 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2016. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines — Overhead.  As of December 31, 2016, we owned 28,702 pole miles of overhead distribution lines and 3,692 circuit miles of overhead transmission lines, including 287 circuit miles operated at 69,000 volts, 2,188 circuit miles operated at 138,000 volts and 1,217 circuit miles operated at 345,000 volts.

Electric Lines — Underground.  As of December 31, 2016, we owned 23,937 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including two circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2016, we owned 232 major substation sites having a total installed rated transformer capacity of 60,854 megavolt amperes.

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

As a public utility holding company, under the Public Utility Holding Company Act of 2005, CenterPoint Energy is subject to reporting and accounting requirements and is required to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances.

State and Local Regulation

We conduct our operations pursuant to a certificate of convenience and necessity issued by the PUCT that covers our present service area and facilities. The PUCT and certain municipalities have the authority to set the rates and terms of service provided by us under cost-of-service rate regulation. We hold non-exclusive franchises from certain incorporated municipalities in our service territory. In exchange for payment of fees, these franchises give us the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain our transmission and distribution system and to use that system to conduct our electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 20 to 40 years.

Our distribution rates charged to REPs for residential customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are primarily based on peak demand. All REPs in our service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a distribution recovery mechanism for recovery of incremental distribution-invested capital above that which is already reflected in the base distribution rate, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an EECR charge, a surcharge related to the implementation of AMS and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services.

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

ENVIRONMENTAL MATTERS

Our operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations or attributable to former operations; and

•	enjoining the operations of facilities with permits issued pursuant to such environmental laws and regulations.

To comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to, among other activities:

•	construct or acquire new facilities and equipment;

•	acquire permits for facility operations;

•	modify, upgrade or replace existing and proposed equipment; and

•	clean or decommission waste management areas, fuel storage facilities and other locations.

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

Global Climate Change

There is increasing attention being paid in the United States and worldwide to the issue of climate change. As a result, from time to time, regulatory agencies have considered the modification of existing laws or regulations or the adoption of new laws or regulations addressing the emissions of GHG on the state, federal, or international level. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in GHG emissions. We, in contrast to some electric utilities, do not generate electricity and thus are not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our business.

To the extent climate changes occur, our business may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify. Warmer temperatures in our service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. When we cannot deliver electricity to customers, or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Air Emissions

Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions. We may be required to obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. Under the National Emission Standards for Hazardous Air Pollutants, the EPA established maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule). Back up electrical generators we use are substantially compliant with these laws and regulations.

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

Hazardous Waste

Our operations generate wastes, including some hazardous wastes, that are subject to the federal RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, transport and disposal of hazardous and solid waste. Ordinary industrial wastes such as paint wastes, waste solvents and laboratory wastes may be regulated as hazardous waste.

Liability for Remediation

CERCLA, also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released and companies that disposed or arranged for the disposal of hazardous substances at offsite locations such as landfills. In the course of our ordinary operations we generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

Liability for Preexisting Conditions

For information about preexisting environmental matters, please see Note 10(b).

EMPLOYEES

As of December 31, 2016, we had 2,738 full-time employees, of which approximately 51% were subject to a collective bargaining agreement. The collective bargaining agreement with the IBEW Local 66 expired in May of 2016. We successfully negotiated the follow-on agreement in 2016. The new collective bargaining agreement with the IBEW Local 66 expires in May of 2020.

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

Other than the financial covenant contained in our credit facility (described under “Liquidity and Capital Resources” in Item 7 of this report), which could have the practical effect of limiting the payment of dividends under certain circumstances, there are no contractual restrictions on our ability to pay dividends to CenterPoint Energy. Our management could decide to increase our dividends to CenterPoint Energy to support its cash needs. This could adversely affect our liquidity. However, under our credit facility, our ability to pay dividends is restricted by a covenant that debt, excluding Securitization Bonds, as a percentage of total capitalization may not exceed 65%.

If we are unable to arrange future financings on acceptable terms, our ability to refinance existing indebtedness could be limited.

As of December 31, 2016, we had $4.9 billion of outstanding indebtedness on a consolidated basis, which includes $2.3 billion of non-recourse Securitization Bonds. As of December 31, 2016, principal repayments through 2019 are limited to scheduled principal repayments on Securitization Bonds of approximately $1.3 billion, for which dedicated revenue streams exist. Our future financing activities may be significantly affected by, among other things:

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and CenterPoint Energy and the markets in which we operate;

•	maintenance of acceptable credit ratings by us and CenterPoint Energy;

•	market expectations regarding our and CenterPoint Energy’s future earnings and cash flows;

•	our and CenterPoint Energy’s ability to access capital markets on reasonable terms;

•	our exposure to GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG, in connection with certain indemnification obligations; and

•	provisions of relevant tax and securities laws.

As of December 31, 2016, we had approximately $2.6 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including approximately $118 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated. Additionally, as of December 31, 2016, we had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $4.1 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2016. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of December 31, 2016, CenterPoint Energy and its subsidiaries other than us have approximately $850 million principal amount of debt required to be paid through 2019.  If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness and liquidity could be adversely affected.  In addition, CenterPoint Energy or its other subsidiaries or affiliates may from time to time acquire or dispose of assets or businesses or enter into joint ventures or other transactions that could adversely impact the credit capacity, credit ratings or liquidity of CenterPoint Energy or its other subsidiaries or affiliates, which, as a result, could adversely impact our credit ratings and liquidity. Also, from time to time we and other affiliates invest in or borrow funds from the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.

Risk Factors Affecting Our Business

Rate regulation of our business may delay or deny our ability to earn a reasonable return and fully recover our costs.

Our rates are regulated by certain municipalities and the PUCT based on an analysis of our invested capital, our expenses and other factors in a test year in comprehensive base rate proceedings, subject to periodic review and adjustment using mechanisms like those discussed below. Each of these rate proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of our control. The rates that we are allowed to charge may not match our costs at any given time, which is referred to as “regulatory lag.”

Though several interim adjustment mechanisms have been implemented to reduce the effects of regulatory lag, such adjustment mechanisms are subject to the applicable regulatory body’s approval and are subject to limitations that may reduce our ability to adjust rates. For example, the DCRF mechanism adjusts an electric utility’s rates for increases in net distribution-invested capital (e.g., distribution plant and intangible plant and communication equipment) since its last comprehensive base rate proceeding, but we may make a DCRF filing only once per year and up to four times between comprehensive rate proceedings. The TCOS mechanism allows a transmission service provider to update its wholesale transmission rates to reflect changes in transmission-related invested capital, but is only available twice a year.

We can make no assurance that filings for such mechanisms will result in favorable adjustments to rates. Further, the regulatory process by which rates are determined is subject to change as a result of the legislative process or rulemaking, as the case may be, and may not always be available or result in rates that will produce recovery of our costs or enable us to earn a reasonable return. In addition, changes to the interim adjustment mechanisms could result in an increase in regulatory lag or otherwise impact our ability to recover our costs in a timely manner. To the extent the regulatory process does not allow us to make a full and timely recovery of appropriate costs, our results of operations, financial condition and cash flow could be adversely affected.

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

We have deployed an AMS throughout our service territory. The deployment consisted, among other elements, of replacing existing meters with new electronic meters that record metering data at 15-minute intervals and wirelessly communicate that information to us over a bi-directional communications system installed for that purpose. The AMS integrates equipment and computer software from various vendors to eliminate the need for physical meter readings to be taken at consumers’ premises, such as monthly readings for billing purposes and special readings associated with a customer’s change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, changes in technology, cyber-security issues and factors outside our control, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to our customers. As of December 31, 2016, we did business with approximately 64 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and we thus remain at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. The PUCT revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of our billed receivables from REPs are from affiliates of NRG and Energy Future Holdings. Our aggregate billed receivables balance from REPs as of December 31, 2016 was $193 million. Approximately 33% and 12% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. In April 2014, Energy Future Holdings publicly disclosed that it and the substantial majority of its direct and indirect subsidiaries, excluding Oncor Electric Delivery Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments we had received from such REP.

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

Our operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations, or attributable to former operations; and

•	enjoining the operations of facilities with permits issued pursuant to such environmental laws and regulations.

To comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new facilities and equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	clean or decommission waste management areas, fuel storage facilities and other locations.

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

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may impact the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be greater than the amounts we currently anticipate.

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

Under some circumstances, we and CenterPoint Energy could incur liabilities associated with assets and businesses we, CenterPoint Energy and CERC no longer own. These assets and businesses were previously owned by Reliant Energy, our predecessor, directly or through subsidiaries and include:

•
merchant energy, energy trading and REP businesses transferred to RRI or its subsidiaries in connection with the organization and capitalization of RRI prior to its initial public offering in 2001 and now owned by affiliates of NRG; and

•	Texas electric generating facilities transferred to a subsidiary of Texas Genco in 2002, later sold to a third party and now owned by an affiliate of NRG.

In connection with the organization and capitalization of RRI (now GenOn) and Texas Genco (now an affiliate of NRG), those companies and/or their subsidiaries assumed liabilities associated with various assets and businesses transferred to them and agreed to certain indemnity agreements of CenterPoint Energy entities. Such indemnities have applied in cases such as the litigation arising out of sales of natural gas in California and other markets (the last remaining case involving CenterPoint Energy is now on appeal, following the district court’s summary judgment in favor of CES, a subsidiary of CERC Corp.) and various asbestos and other environmental matters that arise from time to time. GenOn has publicly disclosed that it may be unable to continue as a going concern and is exploring various options, including negotiations with creditors and lessors, refinancing, potential sale of assets, as well as the possibility of filing for protection under Chapter 11 of the U.S. Bankruptcy Code. If any of the indemnifying entities were unable to meet their indemnity obligations or satisfy a liability that has been assumed or if claims in one or more of these lawsuits were successfully asserted against us, we, CenterPoint Energy or CERC could incur liability and be responsible for satisfying the liability.

In connection with our sale of Texas Genco, the separation agreement was amended to provide that Texas Genco would no longer be liable for, and we would assume and agree to indemnify Texas Genco against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies held by us, and in certain of the asbestos lawsuits we have agreed to continue to defend such claims to the extent they are covered by insurance maintained by us, subject to reimbursement of the costs of such defense by an NRG affiliate.

Cyber-attacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our results of operations, financial condition and cash flows.
We are subject to cyber and physical security risks related to adversaries attacking information technology systems, network infrastructure and facilities used to (i) manage operations and other business processes and (ii) protect sensitive information maintained in the normal course of business. The operation of our electric transmission and distribution system is dependent on not only physical interconnection of our facilities, but also on communications among the various components of our system. Such reliance on information and communication between and among those components has increased since deployment of smart meters and the intelligent grid. Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability to conduct operations and control assets.

Cyber-attacks and unauthorized access could also result in the loss of confidential, proprietary or critical infrastructure data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, increase costs and subject us to possible legal claims and liability. We are not fully insured against all cyber-security risks, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, distribution and transmission facilities may be targets of terrorist activities that could disrupt our ability to conduct our business. Any such disruptions could result in significant costs to repair damaged facilities and implement increased security measures, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business we collect and retain personally identifiable information of our customers and employees. Our customers and employees expect that we will adequately protect their personal information, and the United States regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of customer, employee or Houston Electric data by cyber-crime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.

Our results of operations, financial condition and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks, including:

•	operator error or failure of equipment or processes;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•	information technology or financial system failures that impair our information technology infrastructure, reporting systems or disrupt normal business operations;

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

Regulatory agencies have from time to time considered adopting legislation, including modification of existing laws and regulations, to reduce GHGs, and there continues to be a wide-ranging policy and regulatory debate, both nationally and internationally, regarding the potential impact of GHGs and possible means for their regulation. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. The EPA has also expanded its existing GHG emissions reporting requirements. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA. Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.

Climate changes could result in more frequent and more severe weather events which could adversely affect the results of operations of our business.

To the extent climate changes occur, our business may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  A possible result of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

We may be negatively impacted by changes in federal income tax policy.

The Executive and Legislative Branches of the United States Federal government have made public statements in support of comprehensive tax reform plans, including significant changes to corporate income tax laws. We are currently unable to predict whether these reform discussions will result in any significant changes to existing tax laws, or if any such changes would have a cumulative positive or negative impact on us or our regulatory activities.  It is possible that changes in the United States federal income tax laws could have an adverse effect on our or Enable’s results of operations, financial condition, and cash flows.

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

We have entered into and have in place a collective bargaining agreement with a labor union. In 2016, we entered into a renegotiated collective bargaining agreement with the IBEW Local 66, which is scheduled to expire in 2020. Any failure to reach an agreement on a new labor contract or to negotiate this labor contract might result in strikes, boycotts or other labor disruptions. These potential labor disruptions could have a material adverse effect on our business, results of operations and/or cash flows. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, results of operations and/or cash flows.

Our business will continue to have to adapt to technological change and may not be successful or may have to incur significant expenditures to adapt to technological change.

We operate a business that requires sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. We expect that new technologies will emerge or grow that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures so that we can continue to provide cost-effective and reliable methods of energy delivery. Among such technological advances are distributed generation resources (e.g., rooftop solar), energy storage devices and more energy-efficient buildings and products designed to reduce consumption. As these technologies become a more cost-competitive option over time, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services.

Our future success will depend, in part, on our ability to anticipate and adapt to these technological changes in a cost-effective manner and to offer, on a timely basis, reliable services that meet customer demands and evolving industry standards. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies or incur significant expenditures in adapting to technological change, our businesses, operating results, financial condition and cash flows could be materially and adversely affected.

Our merger and acquisition activities may not be successful or may result in completed acquisitions that do not perform as anticipated.

From time to time, we have made and may continue to make acquisitions of businesses and assets. However, suitable acquisition candidates may not continue to be available on terms and conditions we find acceptable, or the expected benefits of completed acquisitions may not be realized fully or at all, or may not be realized in the anticipated timeframe.

Any completed or future acquisitions involve substantial risks, including the following:

•	acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;

•	acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	we may assume liabilities that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;

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

We are exposed to risks related to reduction in energy consumption due to factors including unfavorable economic conditions in our service territory, energy efficiency initiatives and use of alternative technologies.

Our business is affected by reduction in energy consumption due to factors including economic climate in our service territory, energy efficiency initiatives and use of alternative technologies, which could impact our ability to grow our customer base and our rate of growth. Declines in demand for electricity as a result of economic downturns in our regulated electric service territory will reduce overall sales and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity. Although we are subject to regulated allowable rates of return and recovery of certain costs under periodic adjustment clauses, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. Additionally, prolonged economic downturns that negatively impact our results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including goodwill, to their respective fair values.

For example, our electric business is largely concentrated in Houston, Texas, where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Given the significant decline in energy and commodity prices in 2015 and 2016, and resulting low commodity prices which we expect to continue in 2017, the rate of growth in employment in Houston has declined. In the event economic conditions further decline, the rate of growth in Houston and the other areas in which we operate may also deteriorate. Increases in customer defaults or delays in payment due to liquidity constraints could negatively impact our cash flows and financial condition.

Growth in customer accounts and growth of customer usage each directly influence demand for electricity and the need for additional delivery facilities. Customer growth and customer usage are affected by a number of factors outside our control, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.

Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.

Some or all of these factors, could result in a lack of growth or decline in customer demand for electricity or number of customers, and may result in our failure to fully realize anticipated benefits from significant capital investments and expenditures which could have a material adverse effect on their financial position, results of operations and cash flows.

Furthermore, we currently have energy efficiency riders in place to recover the cost of energy efficiency programs. Should we be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact.

If we fail to maintain an effective system of internal controls, our ability to accurately report our financial condition, results of operations or cash flows or prevent fraud may be adversely affected.

Effective internal controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If our efforts to maintain internal controls are not successful, we are unable to maintain adequate controls over our financial reporting and processes in the future or we are unable to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, our operating results could be harmed or we may fail to meet our reporting obligations.

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

We paid dividends of $135 million, $252 million and $-0- on our common shares to Utility Holding, LLC in 2016, 2015 and 2014, respectively.

Our revolving credit facility contains a financial covenant which limits our consolidated debt (excluding Securitization Bonds) to an amount not to exceed 65% of our consolidated capitalization.  This covenant could restrict our ability to distribute dividends.

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

OVERVIEW

We are an indirect, wholly-owned subsidiary of CenterPoint Energy, a public utility holding company. We provide electric transmission and distribution services to REPs serving more than 2.4 million metered customers in the Texas Gulf Coast area that includes the city of Houston.

In this section, we discuss our results on a consolidated basis. We also discuss our liquidity, capital resources and critical accounting policies. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to whose jurisdiction we are subject. Our electric transmission and distribution services are subject to rate regulation and impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility. For further information about our electric transmission and distribution services, see “Business — Our Business — Electric Transmission & Distribution” in Item 1 of Part I of this report.

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

We are an electric transmission and distribution company. The majority of our revenues are generated from the transmission and delivery of electricity. We do not own or operate electric generating facilities or make retail sales to end-use electric customers. To assess our financial performance, our management primarily monitors our operating income and cash flows. Within these broader financial measures, we monitor margins, operation and maintenance expense, interest expense, capital spending and working capital requirements. In addition to these financial measures, we also monitor a number of variables that management considers important to the operation of our business, including the number of customers, throughput, use per customer, and heating and cooling degree days. We also monitor system reliability, safety factors and customer satisfaction to gauge our performance.

To the extent adverse economic conditions affect our suppliers and customers, our business results may suffer. For example, our electric business is largely concentrated in Houston, Texas, where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Although Houston, Texas has a diverse economy, employment in the energy industry remains important. To the extent population growth is affected by lower energy prices and there is financial pressure on some of our customers who operate within the energy industry, there may be an impact on the growth rate of our customer base and overall demand. Given the significant decline in energy and commodity prices in 2015, the rate of growth in employment in Houston, which had been greater than the national average, has declined and is now more in line with the national average. We expect this trend to continue in the foreseeable future. Also, adverse economic conditions, coupled with concerns for protecting the environment, may cause consumers to use less energy or avoid expansions of their facilities, resulting in less demand for our services. Reviewing recent years, our year-over-year meter growth hit a high in 2014 at 2.4%.  This growth slowed to 2.1% for 2015, largely as a result of the performance of the energy sector.  With some stabilization of the energy section in 2016, our meter growth experienced an uptick to 2.3%.  We anticipate that this growth will continue at roughly 2%, in line with recent years.

Performance of our business is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis. In 2016, our Houston service area experienced above normal warmth with episodes of flooding. Houston’s average temperature of 71.4 degrees Fahrenheit was the seventh highest (record 2012) going back to 1889. In 2015, our Houston service area experienced some of the mildest temperatures on record during November and December. Our long-term national trends indicate customers have reduced their energy consumption, and reduced consumption can adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the area we serve, the trend toward lower usage has slowed. In our service area, we have benefited from growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this trend will continue as the region’s economy continues to grow. The profitability of our business is influenced significantly by the regulatory treatment we receive from the state and local regulators who set our electric distribution rates.

The nature of our business requires significant amounts of capital investment, and we rely on internally generated cash, borrowings under our credit facility and issuances of debt in the capital markets to satisfy these capital needs. We strive to maintain investment grade ratings for our securities to access the capital markets on terms we consider reasonable. A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facility. Disruptions in the financial markets can also affect the availability of new capital on terms we consider attractive. In those circumstances, companies like us may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our business through the existing credit facility and prudent refinancing of existing debt.

Consistent with regulatory treatment, we can defer the amount of pension expense that differs from the level of pension expense included in our base rates.

Significant Events

Brazos Valley Connection Project. We began construction on the Brazos Valley Connection in February 2017. For further details on the Brazos Valley Connection Project, see “—Liquidity and Capital Resources —Regulatory Matters —Brazos Valley Connection Project” below.

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings in 2016, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. In 2016, we issued $600 million aggregate principal amount of general mortgage bonds, and as of February 10, 2017, we had issued $300 million aggregate principal amount of general mortgage bonds in 2017. For further information about our 2016 and 2017 debt transactions, see Note 8 to our consolidated financial statements.

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

•
state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, changes in regulation and legislation pertaining to trade, health care, finance and actions regarding the rates charged by our regulated businesses;

•	tax reform and legislation;

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

•
our potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

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

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings, to satisfy their obligations to us and our subsidiaries;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the SEC.

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

The following table sets forth selected financial data for the years ended December 31, 2016, 2015 and 2014, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2016	2015	2014
	(in millions, except throughput and customer data)
Revenues:
TDU	$2,506	$2,365	$2,280
Bond Companies	553	481	566
Total Revenues	3,059	2,846	2,846
Expenses:
Operation and maintenance, excluding Bond Companies	1,355	1,300	1,251
Depreciation and amortization, excluding Bond Companies	384	340	327
Taxes other than income taxes	231	222	224
Bond Companies	462	376	448
Total Expenses	2,432	2,238	2,250
Operating Income	627	608	596
Interest and other finance charges	(126)	(118)	(109)
Interest on Securitization Bonds	(91)	(105)	(118)
Other income, net	15	21	14
Income Before Income Taxes	425	406	383
Income Tax Expense	149	145	131
Net Income	$276	$261	$252

Throughput (in GWh):
Residential	29,586	28,995	27,498
Total	86,829	84,191	81,839

Number of metered customers at end of period:
Residential	2,129,773	2,079,899	2,033,027
Total	2,403,340	2,348,517	2,299,247

2016 Compared to 2015.  We reported operating income of $627 million for 2016, consisting of $536 million from the TDU and $91 million related to the Bond Companies. For 2015, operating income totaled $608 million, consisting of $503 million from the TDU and $105 million related to the Bond Companies.

TDU operating income increased $33 million due to the following key factors:

•customer growth of $31 million from the addition of over 54,000 customers;

•	higher transmission-related revenues of $82 million, partially offset by transmission costs billed by transmission providers of $55 million;

•	higher equity return of $17 million, primarily due to the annual true-up of transition charges correcting for under-collections that occurred during the preceding 12 months; and

•rate increases of $13 million related to distribution capital investments.

These increases to operating income were partially offset by the following:

•	higher depreciation, primarily because of ongoing additions to plant in service, and other taxes of $45 million;

•	lower usage of $4 million, primarily due to milder weather;

•higher operating and maintenance expenses of $3 million; and

•lower right-of-way revenues of $3 million.

Income Tax Expense.  We reported an effective tax rate of 35% and 36% for the years ended December 31, 2016 and 2015, respectively.

2015 Compared to 2014.  We reported operating income of $608 million for 2015, consisting of $503 million from the TDU and $105 million related to the Bond Companies. For 2014, operating income totaled $596 million, consisting of $478 million from the TDU and $118 million related to the Bond Companies.

TDU operating income increased $25 million due to the following key factors:

•	higher transmission-related revenues of $81 million, which were partially offset by increased transmission costs billed by transmission providers of $47 million;

•customer growth of $25 million from the addition of nearly 50,000 new customers;

•higher usage of $17 million, primarily due to a return to normal weather; and

•rate increases of $5 million associated with distribution capital investments.

These increases to operating income were partially offset by the following:

•	lower equity return of $20 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during the preceding 12 months;

•	lower revenues from energy efficiency bonuses of $15 million, including a one-time energy efficiency remand bonus in 2014 of $8 million;

•higher depreciation of $13 million; and

•lower right-of-way revenues of $7 million.

Income Tax Expense.  We reported an effective tax rate of 36% and 34% for the years ended December 31, 2015 and 2014, respectively. The effective tax rate of 34% for 2014 was primarily attributable to a $6 million reversal of previously accrued taxes as a result of final positions taken in the 2013 income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, dividends to parent and various regulatory actions. Our principal anticipated cash requirements during 2017 include capital expenditures of approximately $922 million and scheduled principal payments on Securitization Bonds of $411 million.

We expect that anticipated 2017 cash needs will be met with borrowings under our credit facility, proceeds from the issuance of general mortgage bonds, anticipated cash flows from operations and intercompany borrowings. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our actual capital expenditures for 2016 and estimates of our capital expenditures for currently planned projects for 2017 through 2021:

(in millions)
2016	$858
2017	922
2018	856
2019	786
2020	773
2021	776

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations. These capital expenditures are anticipated to maintain reliability and safety.

The following table sets forth estimates of our contractual obligations, including payments due by period:

Contractual Obligations	Total	2017	2018-2019	2020-2021	2022 and thereafter
	(in millions)
Securitization bond debt (1)	$2,278	$411	$892	$442	$533
Other long-term debt	2,587	—	—	402	2,185
Interest payments - securitization bond debt (1) (2)	272	81	111	53	27
Interest payments - other long-term debt (2)	1,820	107	213	205	1,295
Operating leases	1	—	—	1	—
Benefit obligations (3)	—	—	—	—	—
Total contractual cash obligations (4)	$6,958	$599	$1,216	$1,103	$4,040

(1)	Transition and system restoration charges are adjusted at least annually to cover debt service on the Securitization Bonds.

(2)
We calculated estimated interest payments for long-term fixed-rate debt and term debt based on the applicable rates and payment dates. We typically expect to satisfy such interest payment obligations with cash flows from operations and short-term borrowings.

(3)
We expect to contribute approximately $9 million to our postretirement benefits plan in 2017 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(4)
This table does not include estimated future payments for expected future AROs. These payments are primarily estimated to be incurred after 2022. We record a separate liability for the fair value of these AROs which totaled $33 million as of December 31, 2016. See Note 3(c) to our consolidated financial statements.

Off-Balance Sheet Arrangements

Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project

Construction began in February 2017 and is proceeding as scheduled. We filed our updated capital costs estimates with the PUCT in February 2017, projecting the capital costs of the project will be $310 million, in line with the estimated range of approximately $270-$310 million in the PUCT’s original order. The actual capital costs of the project will depend on final land acquisition costs, construction costs, and other factors. We expect to complete construction and energize the Brazos Valley Connection by June 2018. We are able to file for recovery of land acquisition costs through interim TCOS updates in advance of project completion.

Rate Change Applications

We are routinely involved in rate change applications before the PUCT.  Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset.  In addition, we are periodically involved in proceedings to adjust our capital tracking mechanisms (TCOS and DCRF) and annually file to adjust our EECRF. The table below reflects significant applications pending or completed during 2016.

Mechanism	Annual Increase	Filing Date	Effective Date	Approval Date	Additional Information
	(in millions)
DCRF (1)	$45.0	April 2016	September 2016	July 2016
Based on an increase in eligible distribution-invested capital from January 1, 2010 through December 31, 2015 of $689 million. Unless otherwise changed in a subsequent DCRF filing, an annualized DCRF charge of $49 million will be effective September 2017.

TCOS	3.5	July 2016	September 2016	September 2016	Based on an incremental increase in total rate base of $95.6 million.
EECRF (2)	10.6	June 2016	March 2017	October 2016	Recovers $45.5 million, including an incentive of $10.6 million based on 2015 program performance.
TCOS	7.8	December 2016	(3)	(3)	Based on an incremental increase in total rate base of $109.6 million. Approval is expected in Q1 2017.

(1)	Represents the new DCRF charge, not a year over year increase.

(2)	Amounts are recorded when approved.

(3)	Effective date or approval date not yet available, and approved rate could differ materially.

Other Matters

Credit Facility

On March 4, 2016, we announced that we had refinanced our existing $300 revolving credit facility, which would have expired in 2019, with a new $300 million five-year senior unsecured revolving credit facility. The revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes and may also be utilized to obtain letters of credit.

As of February 10, 2017, we had the following revolving credit facility and utilization of such facility (in millions):

Execution Date	Size of Facility	Amount Utilized as of February 10, 2017 (1)	Termination Date
March 3, 2016	$300	$4	March 3, 2021

(1)	Represents outstanding letters of credit.

For further details related to our revolving credit facility, please see Note 8 to our consolidated financial statements.

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

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries including Securitization Bonds issued by wholly-owned subsidiaries.

In 2016, we issued $600 million aggregate principal amount of general mortgage bonds. Additionally, as of February 10, 2017, we had issued $300 million aggregate principal amount of general mortgage bonds in 2017. For further information about our 2016 and 2017 debt transactions, see Note 8 to our consolidated financial statements.

As of December 31, 2016, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.7 billion, of which $118 million is not reflected in our consolidated financial statements because of the contingent nature of the obligation.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2016. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At December 31, 2016, our subsidiaries had the following aggregate principal amount of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$583
Bond Company III	187
Bond Company IV	1,148
Restoration Bond Company	365
Total	$2,283

The Securitization Bonds are paid through the imposition of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. The Securitization Bonds are reported as our long-term debt, although the holders of these bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition or system restoration charges) of the Bond Companies. We have no payment obligations with respect to the Securitization Bonds except to remit collections of transition and system restoration charges as set forth in servicing agreements between us and the Bond Companies and in an intercreditor agreement among us, the Bond Companies and other parties.

Securities Registered with the SEC

On January 31, 2017, we filed a shelf registration statement with the SEC registering an indeterminate principal amount of our general mortgage bonds. The shelf registration statement will expire on January 31, 2020.

Temporary Investments

As of February 10, 2017, we had no external temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of February 10, 2017, we had $262 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of February 10, 2017, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our revolving credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of December 31, 2016, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

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

Possible Acquisitions, Joint Ventures or Dispositions

From time to time, we consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions.

In February 2016, CenterPoint Energy announced that it was exploring the use of a REIT business model for all or part of its utility businesses. CenterPoint Energy has completed its evaluation and announced on August 5, 2016 that it concluded its REIT review and decided not to pursue forming a REIT structure for its utility businesses.

Hedging of Interest Expense for Future Debt Issuances

During 2016 and 2017, we entered into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 8 to our consolidated financial statements.

Collection of Receivables from REPs

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect our cash flows. In the event of a REP’s default, our tariff provides a number of remedies, including our option to request that the PUCT suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, we remain at risk for payments related to services provided prior to the shift to the replacement REP or the provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made against us involving payments we had received from such REP. If a REP were to file for bankruptcy, we may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, PUCT regulations authorize utilities, such as us, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions. For information about the total debt to capitalization financial covenants in our revolving credit facility, see Note 8 to our consolidated financial statements.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  As of December 31, 2016, we had recorded regulatory assets of $1.8 billion and regulatory liabilities of $530 million.

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

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 5(a) to the consolidated financial statements, we participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. We recorded pension cost of $45 million, $36 million and $27 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which $20 million, $16 million and $25 million impacted pre-tax earnings. Our actuarially determined pension and other postemployment expense for 2016 and 2015 in excess of the amounts being recovered through rates is being deferred for rate making purposes.  Pension cost for 2017 is expected to be $42 million, of which we expect approximately $20 million to impact pre-tax earnings after effecting such deferrals, based on an expected return on plan assets of 6.00% and a discount rate of 4.15% as of December 31, 2016. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2016, we had outstanding long-term debt and lease obligations that subject us to the risk of loss associated with movements in market interest rates.

As of December 31, 2016 and 2015, we had outstanding fixed-rate debt aggregating $4.9 billion and $4.7 billion, respectively, in principal amount and having a fair value of approximately $5.1 billion and $4.9 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $142 million if interest rates were to decline by 10% from their levels as of December 31, 2016. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2016 and 2015, and the related statements of consolidated income, comprehensive income, cash flows, and member’s equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Houston Electric, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2017

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Revenues	$3,059	$2,846	$2,846

Expenses:
Operation and maintenance	1,363	1,311	1,258
Depreciation and amortization	838	705	768
Taxes other than income taxes	231	222	224
Total	2,432	2,238	2,250
Operating Income	627	608	596

Other Income (Expense):
Interest and other finance charges	(126)	(118)	(109)
Interest on Securitization Bonds	(91)	(105)	(118)
Other, net	15	21	14
Total	(202)	(202)	(213)
Income Before Income Taxes	425	406	383
Income tax expense	149	145	131
Net Income	$276	$261	$252

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net income	$276	$261	$252
Other comprehensive income:
Net deferred gain from cash flow hedges (net of tax of $-0-, $-0-, and $-0-)	1	—	—
Total	1	—	—
Comprehensive income	$277	$261	$252

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($340 and $264 related to VIEs, respectively)	$341	$264
Accounts and notes receivable, net ($52 and $64 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	225	234
Accounts and notes receivable—affiliated companies	101	16
Accrued unbilled revenues	106	96
Inventory	134	133
Taxes receivable	6	59
Other ($40 and $35 related to VIEs, respectively)	66	63
Total current assets	979	865
Property, Plant and Equipment, net	7,397	6,933
Other Assets:
Regulatory assets ($1,919 and $2,373 related to VIEs, respectively)	1,793	2,211
Other	42	16
Total other assets	1,835	2,227
Total Assets	$10,211	$10,025

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$411	$391
Accounts payable	145	153
Accounts and notes payable—affiliated companies	88	348
Taxes accrued	106	100
Interest accrued	68	70
Other	90	69
Total current liabilities	908	1,131
Other Liabilities:
Deferred income taxes, net	2,003	2,032
Benefit obligations	148	192
Regulatory liabilities	530	542
Other	51	59
Total other liabilities	2,732	2,825
Long-Term Debt, net:
VIE Securitization Bonds, net	1,867	2,276
Other long-term debt, net	2,587	2,192
Total long-term debt, net	4,454	4,468
Commitments and Contingencies (Note 10)
Member’s Equity:
Common stock	—	—
Paid-in capital	1,696	1,322
Retained earnings	420	279
Accumulated other comprehensive income	1	—
Total member’s equity	2,117	1,601
Total Liabilities and Member’s Equity	$10,211	$10,025

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash Flows from Operating Activities:
Net income	$276	$261	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	838	705	768
Amortization of deferred financing costs	14	15	16
Deferred income taxes	(34)	18	(24)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(1)	3	15
Accounts receivable/payable–affiliated companies	63	(89)	37
Inventory	(1)	(7)	(21)
Accounts payable	(4)	—	(3)
Taxes receivable	53	44	(103)
Interest and taxes accrued	4	(9)	(40)
Net regulatory assets and liabilities	(110)	3	(28)
Other current assets	2	(1)	(2)
Other current liabilities	21	(40)	(19)
Other assets	(8)	(7)	11
Other liabilities	(4)	(1)	5
Other, net	1	—	(6)
Net cash provided by operating activities	1,110	895	858

Cash Flows from Investing Activities:
Capital expenditures	(862)	(929)	(804)
Decrease (increase) in notes receivable–affiliated companies	(96)	107	(107)
Decrease (increase) in restricted cash of Bond Companies	(5)	12	(7)
Other, net	(1)	1	1
Net cash used in investing activities	(964)	(809)	(917)

Cash Flows from Financing Activities:
Proceeds from long-term debt	600	200	600
Payments of long-term debt	(590)	(372)	(537)
Dividend to parent	(135)	(252)	—
Increase (decrease) in notes payable–affiliated companies	(312)	312	(3)
Cash paid for debt retirements	—	—	(1)
Debt issuance costs	(6)	—	(7)
Contribution from parent	374	—	90
Net cash provided by (used in) financing activities	(69)	(112)	142

Net Increase (Decrease) in Cash and Cash Equivalents	77	(26)	83
Cash and Cash Equivalents at Beginning of the Year	264	290	207
Cash and Cash Equivalents at End of the Year	$341	$264	$290

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$209	$213	$215
Income taxes	128	81	296
Non-cash transactions:
Accounts payable related to capital expenditures	$65	$69	$64

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED MEMBER’S EQUITY

	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	—	1,000	—	1,000	—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,322		1,322		1,232
Contribution from parent		374		—		90
Balance, end of year		1,696		1,322		1,322
Retained Earnings
Balance, beginning of year		279		270		18
Net income		276		261		252
Dividend to parent		(135)		(252)		—
Balance, end of year		420		279		270
Accumulated Other Comprehensive Loss
Balance, end of year:
Net deferred gain from cash flow hedges		1		—		—
Total accumulated other comprehensive income, end of year		1		—		—
Total Member’s Equity		$2,117		$1,601		$1,592

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Background

Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc., a public utility holding company. Houston Electric provides electric transmission and distribution services to REPs serving over 2.4 million metered customers in the Texas Gulf Coast area that includes the city of Houston. As of December 31, 2016, Houston Electric had the following subsidiaries: Bond Company II, Bond Company III, Restoration Bond Company and Bond Company IV.  Houston Electric consists of a single reportable business segment: Electric Transmission & Distribution.

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

(b) Principles of Consolidation

The accounts of Houston Electric and its wholly-owned subsidiaries are included in Houston Electric’s consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. As of December 31, 2016, Houston Electric had VIEs consisting of the Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of Houston Electric.

(c) Revenues

Houston Electric records revenue for electricity delivery under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on actual AMS data, daily supply volumes and applicable rates.

(d) Long-lived Assets and Intangibles

Houston Electric records property, plant and equipment at historical cost. Houston Electric expenses repair and maintenance costs as incurred.

Houston Electric periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets compared to the carrying value of the assets.

(e) Regulatory Assets and Liabilities

Houston Electric applies the guidance for accounting for regulated operations. Houston Electric’s rate-regulated subsidiaries may collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings.

Houston Electric had current regulatory liabilities of $7 million and $2 million as of December 31, 2016 and 2015, respectively, included in other current liabilities in its Consolidated Balance Sheets.

Houston Electric recognizes removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2016 and 2015, these removal costs of $345 million and $350 million, respectively, are classified as regulatory liabilities in Houston Electric’s Consolidated Balance Sheets. In addition, a portion of the amount of removal costs that relate to AROs has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for AROs.

(f) Depreciation and Amortization Expense

Depreciation is computed using the straight-line method based on economic lives or a regulatory-mandated recovery period. Transition and system restoration property is being amortized over the expected life of the Securitization Bonds (12 to 14 years), based on estimated revenue from transition or system restoration charges, interest accruals and other expenses. Other amortization expense includes amortization of regulatory assets and other intangibles.

(g) Capitalization of Interest and AFUDC

Interest and AFUDC are capitalized as a component of projects under construction and are amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates. During 2016, 2015 and 2014, Houston Electric capitalized interest and AFUDC of $6 million, $8 million and $10 million, respectively. During 2016, 2015 and 2014, Houston Electric recorded AFUDC equity of $6 million, $12 million and $14 million, respectively, which is included in Other Income in its Statements of Consolidated Income.

(h) Income Taxes

Houston Electric is a member of the U.S. federal consolidated income tax return of CenterPoint Energy. Houston Electric reports its income tax provision on a separate entity basis pursuant to a tax sharing agreement with CenterPoint Energy.  Houston Electric uses the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established against deferred tax assets for which management believes realization is not considered to be more likely than not. Houston Electric recognizes interest and penalties as a component of income tax expense. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy.

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The provision for doubtful accounts in Houston Electric’s Statements of Consolidated Income for 2016, 2015 and 2014 was less than $1 million, less than $1 million and $3 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and is valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

(k) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, Houston Electric considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of securitization bonds, Houston Electric was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $40 million and $35 million as of December 31, 2016 and 2015, respectively, are included in other current assets in Houston Electric’s Consolidated Balance Sheets. For additional information regarding Securitization Bonds, see Note 8. Cash and cash equivalents included $340 million and $264 million as of December 31, 2016 and 2015, respectively, that was held by the Bond Companies solely to support servicing the Securitization Bonds.

(l) New Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 changes the analysis that reporting organizations must perform to evaluate whether they should consolidate certain legal entities, such as limited partnerships. The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 does not amend the related party guidance for situations in which power is shared between two or more entities that hold interests in a VIE. Houston Electric adopted ASU 2015-02 on January 1, 2016, which did not have a material impact on its financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. Houston Electric adopted ASU 2015-03 retrospectively on January 1, 2016, which resulted in a reduction of both other long-term assets and total long-term debt on its Consolidated Balance Sheets. Houston Electric had debt issuance costs, excluding amounts related to credit facility arrangements, of $23 million and $21 million as a reduction to long-term debt on its Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are measured at NAV using the practical expedient. Entities will be required to disclose the fair value of investments measured using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. Houston Electric retrospectively adopted ASU 2015-07 on January 1, 2016, which impacts its employee benefit plan disclosures. See Note 5 for the impacts on the employee benefit plan disclosures. This standard did not have an impact on Houston Electric’s financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer would recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. Houston Electric prospectively adopted ASU 2015-16 on January 1, 2016, which did not have an impact on its financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. As of the first reporting period in which the guidance is adopted, a cumulative-effect adjustment to beginning retained earnings will be made, with two features that will be adopted prospectively. Houston Electric is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. A modified retrospective adoption approach is required. Houston Electric is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In 2016, the FASB issued ASUs which amended ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Early adoption is not permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. Houston Electric is currently evaluating its revenue streams under these ASUs and has not yet identified any significant changes as the result of these new standards. A substantial amount of Houston Electric’s revenues are tariff based, which we do not anticipate significant impact from these ASUs. Houston Electric is considering the impacts of the new guidance on its ability to recognize revenue for certain contracts when collectability is uncertain and its accounting for contributions in aid of construction. Houston Electric expects to adopt these ASUs on January 1, 2018 and is evaluating the method of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows and eliminates the variation in practice related to such classifications. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A retrospective adoption approach is required. Houston Electric is currently assessing the impact that this standard will have on its statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A retrospective adoption approach is required. Houston Electric is currently assessing the impact that this standard will have on its statement of cash flows and disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 revises the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then under ASU 2017-01, the asset or group of assets is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs to be more closely aligned with how outputs are described in ASC 606. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted in certain circumstances. A prospective adoption approach is required. ASU 2017-01 could have a potential impact on Houston Electric’s accounting for future acquisitions.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on Houston Electric’s consolidated financial position, results of operations or cash flows upon adoption.

(m) Other Current Liabilities

Included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2016 and 2015 was $17 million and $12 million, respectively, of customer deposits primarily held by the Bond Companies.

(n) Environmental Costs

Houston Electric expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. Houston Electric expenses amounts that relate to an existing condition caused by past operations that do not have future economic benefit. Houston Electric records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated.

(3) Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful	December 31,
	Lives (in years)	2016	2015
		(in millions)
Transmission	44	$2,402	$2,196
Distribution	31	6,965	6,556
Other	14	1,473	1,390
Total		10,840	10,142
Accumulated depreciation		3,443	3,209
Property, plant and equipment, net		$7,397	$6,933

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Depreciation expense	$349	$316	$295
Amortization of securitized regulatory assets	455	365	441
Other amortization	34	24	32
Total depreciation and amortization	$838	$705	$768

(c) AROs

A reconciliation of the changes in the ARO liability is as follows:

	December 31,
	2016	2015
	(in millions)
Beginning balance	$37	$36
Accretion expense	1	1
Revisions in estimates of cash flows	(5)	—
Ending balance	$33	$37

Houston Electric recorded AROs associated with the removal of asbestos and asbestos-containing material in its buildings, including substation building structures. Houston Electric also recorded AROs relating to treated wood poles for electric distribution, distribution transformers containing PCB (also known as Polychlorinated Biphenyl), and underground fuel storage tanks. The estimates of future liabilities were developed using historical information, and where available, quoted prices from outside contractors.

The decrease of $5 million in the ARO from the revision in estimates in 2016 is primarily attributable to the reduction in disposal costs. There were no material additions or settlements during the years ended December 31, 2016 and 2015.

(4) Regulatory Matters

The following is a list of regulatory assets/liabilities reflected on Houston Electric’s Consolidated Balance Sheets as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in millions)
Securitized regulatory assets	$1,919	$2,373
Unrecognized equity return (1)	(329)	(393)
Unamortized loss on reacquired debt	84	93
Pension and postretirement-related regulatory asset	34	50
Other long-term regulatory assets (2)	85	88
Total regulatory assets	1,793	2,211

Estimated removal costs	345	350
Other long-term regulatory liabilities	185	192
Total regulatory liabilities	530	542

Total regulatory assets and liabilities, net	$1,263	$1,669

(1)
The unrecognized allowed equity return will be recognized as it is recovered in rates through 2024. During the years ended December 31, 2016, 2015 and 2014, Houston Electric recognized approximately $64 million, $49 million and $68 million, respectively, of the allowed equity return. The timing of Houston Electric’s recognition of the allowed equity return will vary each period based on amounts actually collected during the period. The actual amounts recovered for the allowed equity return are reviewed and adjusted at least annually by the PUCT to correct any over-collections or under-collections during the preceding 12 months and to provide for the full and timely recovery of the allowed equity return.

(2)	Other regulatory assets that are not earning a return were not material as of December 31, 2016 and 2015.

(5) Employee Benefit Plans

(a) Pension Plans

Substantially all of Houston Electric’s employees participate in CenterPoint Energy’s non-contributory qualified defined benefit plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings and accrued interest.

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to Houston Electric based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. Houston Electric recognized pension expense of $44 million, $35 million and $26 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In addition to the pension plan, Houston Electric participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was $1 million for each of the years ended December 31, 2016, 2015 and 2014.

(b) Savings Plan

Houston Electric participates in CenterPoint Energy’s qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an Employee Stock Ownership Plan under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-

tax or after-tax basis, generally up to a maximum of 50% of eligible compensation. Houston Electric matches 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times.

Participating employees may elect to invest all (prior to January 1, 2016) or a portion of their contributions to the plan in CenterPoint Energy, Inc. common stock, to have dividends reinvested in additional shares or to receive dividend payments in cash on any investment in CenterPoint Energy, Inc. common stock, and to transfer all or part of their investment in CenterPoint Energy, Inc. common stock to other investment options offered by the plan.

Effective January 1, 2016 the savings plan was amended to limit the percentage of future contributions that could be invested in CenterPoint Energy, Inc. common stock to 25% and to prohibit transfers of account balances where the transfer would result in more than 25% of a participant’s total account balance invested in CenterPoint Energy, Inc. common stock.

The savings plan has significant holdings of CenterPoint Energy, Inc. common stock. As of December 31, 2016, 14,216,986 shares of CenterPoint Energy, Inc. common stock were held by the savings plan, which represented approximately 17% of its investments. Given the concentration of the investments in CenterPoint Energy, Inc. common stock, the savings plan and its participants have market risk related to this investment.

CenterPoint Energy allocates to Houston Electric the savings plan benefit expense related to Houston Electric’s employees.  Savings plan benefit expense was $15 million, $14 million and $13 million for each of the years ended December 31, 2016, 2015 and 2014.

(c) Postretirement Benefits

Houston Electric’s employees participate in CenterPoint Energy’s benefit plans which provide certain healthcare and life insurance benefits for retired employees on both a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Such benefit costs are accrued over the active service period of employees. Effective January 1, 2017, members of the IBEW Local Union 66 who retire on or after January 1, 2017, and their dependents, will receive any retiree medical and prescription drug benefits exclusively through the NECA/IBEW Family Medical Care Plan pursuant to the terms of the renegotiated collective bargaining agreement entered into in May 2016.

Houston Electric is required to fund a portion of its obligations in accordance with rate orders. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Service cost - benefits earned during the period	$1	$1	$1
Interest cost on accumulated benefit obligation	10	13	14
Expected return on plan assets	(5)	(6)	(6)
Amortization of transition obligation	—	—	4
Amortization of prior service credit	(4)	(2)	(2)
Amortization of loss	1	3	1
Curtailment	(4)	—	—
Net postretirement benefit cost (credit)	$(1)	$9	$12

Houston Electric used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2016	2015	2014
Discount rate	4.35%	3.90%	4.75%
Expected return on plan assets	5.00%	5.45%	6.00%

In determining net periodic benefits cost, Houston Electric uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of Houston Electric’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2016 and 2015.  The measurement dates for plan assets and obligations were December 31, 2016 and 2015.

	December 31,
	2016	2015
	(in millions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$283	$347
Service cost	1	1
Interest cost	10	13
Benefits paid	(20)	(17)
Participant contributions	3	3
Medicare drug reimbursement	1	1
Plan amendment (1)	(65)	(4)
Actuarial (gain) loss	4	(61)
Accumulated benefit obligation, end of year	$217	$283
Change in Plan Assets
Plan assets, beginning of year	$110	$115
Benefits paid	(20)	(17)
Employer contributions	10	9
Participant contributions	3	3
Actual investment return	5	—
Plan amendment (2)	(20)	—
Plan assets, end of year	$88	$110
Amounts Recognized in Balance Sheets
Other liabilities-benefit obligations	$(129)	$(173)
Net liability, end of year	$(129)	$(173)
Actuarial Assumptions
Discount rate	4.15%	4.35%
Expected long-term return on assets	4.75%	5.00%
Healthcare cost trend rate assumed for the next year - Pre 65	5.75%	6.00%
Healthcare cost trend rate assumed for the next year - Post 65	10.65%	5.50%
Prescription drug cost trend rate assumed for the next year	10.75%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	5.00%
Year that the healthcare rate reaches the ultimate trend rate	2024	2024
Year that the prescription drug rate reaches the ultimate trend rate	2024	2024

(1)
The Postretirement plan was amended during 2016 to change retiree medical coverage, effective January 1, 2017, as follows: (i) members of the IBEW Local Union 66 who retire on or after January 1, 2017, and their dependents, will receive any retiree medical and prescription drug coverage exclusively through the NECA/IBEW Family Medical Care Plan pursuant to the terms of the renegotiated collective bargaining agreement entered into in May 2016; and (ii)  Medicare eligible post-65 retirees will receive coverage through a Medicare Advantage Program, an insured benefit, in lieu of the previous self-insured benefit.  These changes resulted in a reduction in our Postretirement Plan liability of $65 million as of December 31, 2016.

(2)
In May 2016, Houston Electric entered into a renegotiated collective bargaining agreement with the IBEW Local Union 66 and amended the Houston Electric Union Postretirement Trust.  The amendment resulted in a split of the trust into two segregated and restricted accounts, one holds assets for the benefit of current, retired on or before December 31, 2016, union retirees and one holds assets for the benefit of post-2016 union retirees who are now covered exclusively by the NECA/IBEW Family Medical Care Plan. Accordingly, $20 million was transferred to the account for post-2016 union retirees.

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

For measurement purposes, medical costs are assumed to increase to 5.75% and 10.65% for the pre-65 and post-65 retirees during 2017, respectively, and the prescription cost is assumed to increase to 10.75% during 2017, after which these rates decrease until reaching the ultimate trend rate of 4.50% in 2024.

Houston Electric does not have amounts recognized in accumulated other comprehensive income related to its postretirement benefit plans as of December 31, 2016 and 2015.  Unrecognized costs were recorded as a regulatory asset because Houston Electric historically and currently recovers postretirement expenses in rates.

Assumed healthcare cost trend rates have a significant effect on the reported amounts for Houston Electric’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on the postretirement benefit obligation	$10	$10
Effect on total of service and interest cost	1	—

In managing the investments associated with the postretirement benefit plans, Houston Electric’s objective is to preserve and enhance the value of plan assets while maintaining an acceptable level of volatility. These objectives are expected to be achieved through an investment strategy that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

As part of the investment strategy discussed above, Houston Electric has adopted and maintained the following asset allocation ranges for its postretirement benefit plans:

U.S. equity	13–23%
International equity	3–13%
Fixed income	69–79%
Cash	0–2%

The following tables present by level, within the fair value hierarchy, Houston Electric’s postretirement plan assets as of December 31, 2016 and 2015, by asset category as follows:

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Mutual funds (1)	$88	$—	$—	$88
Total	$88	$—	$—	$88

(1)	73% of the amount invested in mutual funds was in fixed income securities; 19% was in U.S. equities and 8% was in international equities.

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Mutual funds (1)	$110	$—	$—	$110
Total	$110	$—	$—	$110

(1)	73% of the amount invested in mutual funds was in fixed income securities; 19% was in U.S. equities and 8% was in international equities.

Houston Electric expects to contribute $9 million to its postretirement benefits plan in 2017. The following benefit payments are expected to be paid by the postretirement benefit plan:

Benefit Payments
(in millions)
2017	$11
2018	12
2019	13
2020	15
2021	16
2022-2026	90

(d) Postemployment Benefits

Houston Electric participates in CenterPoint Energy’s plan which provides postemployment benefits for certain former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Houston Electric recorded a postemployment expense of $3 million, credit of $1 million and expense of $1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amounts relating to postemployment obligations included in Benefit Obligations in the accompanying Consolidated Balance Sheets as of both December 31, 2016 and 2015 were $6 million.

(e) Other Non-Qualified Plans

Houston Electric participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of Houston Electric. Houston Electric recorded benefit expense relating to these plans of $1 million in each of the years ended December 31, 2016, 2015 and 2014. Amounts relating to deferred compensation plans included in Benefit Obligations in the accompanying Consolidated Balance Sheets as of both December 31, 2016 and 2015 were $11 million.

(f) Other Employee Matters

As of December 31, 2016, Houston Electric had 2,738 full-time employees, of which approximately 51% were subject to a collective bargaining agreement. The collective bargaining agreement with the IBEW Local 66 expired in May of 2016. Houston Electric successfully negotiated the follow-on agreement in 2016. The new collective bargaining agreement with the IBEW Local 66 expires in May of 2020.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  As of December 31, 2016 and 2015, Houston Electric held Level 1 investments of $59 million and $32 million, respectively, which were primarily investments in money market funds and are included in other current assets and other assets in the Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Houston Electric had no Level 2 assets or liabilities as of either December 31, 2016 and 2015.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect Houston Electric’s judgments about the assumptions market participants would use in determining fair value.  Houston Electric had no Level 3 assets or liabilities as of either December 31, 2016 and 2015.

Houston Electric determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the years ended December 31, 2016 and 2015, there were no transfers between levels.

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

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt, including current portion	$4,865	$5,079	$4,859	$5,086

(7) Related Party Transactions and Major Customers

(a) Related Party Transactions

Houston Electric participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  Houston Electric had investments in the money pool of $96 million and borrowings from the money pool of $312 million as of December 31, 2016 and 2015, respectively, which are included in accounts and notes receivable-affiliated companies and accounts and notes payable-affiliated companies, respectively, in the Consolidated Balance Sheets.  As of December 31, 2016, Houston Electric’s money pool investments had a weighted-average interest rate of 1.04%.

For the years ended December 31, 2016, 2015 and 2014, Houston Electric had affiliate related net interest expense of $4 million, $1 million and less than $1 million, respectively.

CenterPoint Energy provides some corporate services to Houston Electric. The costs of services have been charged directly to Houston Electric using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. CERC provides certain services to Houston Electric. These services are billed at actual cost, either directly or as an allocation and include line locating and other miscellaneous services. Additionally, Houston Electric provides a number of services to CERC. These services are billed at actual cost, either directly or as an allocation and include fleet services, shop services, geographic services, surveying and right-of-way services, radio communications, data circuit management and field operations. These charges are not necessarily indicative of what would have been incurred had Houston Electric not been an affiliate. Amounts charged to/from Houston Electric for these services were as follows and are included primarily in operation and maintenance expenses:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Corporate service charges	$179	$176	$159
Charges from CERC for services provided	7	6	5
Billings to CERC for services provided	(15)	(18)	(17)

Houston Electric paid dividends of $135 million, $252 million and $-0- on its common shares to Utility Holding, LLC in 2016, 2015 and 2014, respectively. In 2016 and 2014, CenterPoint Energy made an equity contribution of $374 million and $90 million, respectively, to Houston Electric.

(b) Major Customers

Houston Electric’s transmission and distribution revenues from major customers are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Affiliates of NRG	$698	$741	$735
Affiliates of Energy Future Holdings	$220	$220	$189

(8) Long-term Debt

	December 31, 2016		December 31, 2015
	Long-Term	Current (1)	Long-Term (2)	Current (1)
	(in millions)
Long-term debt:
Bank Loans	$—	$—	$200	$—
First mortgage bonds 9.15% due 2021	102	—	102	—
General mortgage bonds 1.85% to 6.95% due 2021 to 2044 (3)	2,512	—	1,912	—
System restoration bonds 3.46% to 4.243% due 2018 to 2022	312	53	365	50
Transition bonds 0.901% to 5.302% due 2017 to 2024	1,560	358	1,918	341
Unamortized debt issuance costs	(23)	—	(21)	—
Unamortized discount and premium, net	(9)	—	(8)	—
Total long-term debt	$4,454	$411	$4,468	$391

(1)	Includes amounts due or scheduled to be paid within one year of the date noted.

(2)	Includes $21 million of unamortized debt issuance costs to reflect adoption of ASU 2015-03.

(3)	Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

Retirement of Bonds. In December 2016, Houston Electric retired $56 million of collateralized pollution control bonds that had been held for remarketing. These bonds were not reflected on the consolidated financial statements because Houston Electric was both the obligor on the bonds and the current owner of the bonds.

Debt Issuances. Houston Electric issued the following general mortgage bonds during 2016 and as of February 10, 2017:

Issuance Date	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
May 2016	$300	1.85%	2021
August 2016	300	2.40%	2026
January 2017	300	3.00%	2027

The proceeds from the issuance of these bonds were used to repay short-term debt and for limited liability company purposes.

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

In June and July 2016, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $300 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in August 2016.  These forward interest rate agreements were designated as cash flow hedges.  Accordingly, the effective portion of realized gains associated with the agreements, which totaled $1.1 million, is a component of accumulated other comprehensive income and will be amortized over the life of the bonds. The ineffective portion of the gains and losses was recorded in income and was immaterial.

In January 2017, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in January 2017. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the effective portion of unrealized losses associated with the agreements, which totaled approximately $0.5 million, will be a component of accumulated other comprehensive income in 2017 and will be amortized over the life of the bonds.

Securitization Bonds. As of December 31, 2016, Houston Electric had special purpose subsidiaries consisting of the Bond Companies, which it consolidates. The consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These Securitization Bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. Houston Electric has no payment obligations in respect of the Securitization Bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or Houston Electric have no recourse to any assets or revenues of the Bond Companies (including the transition and system restoration charges), and the holders of Securitization Bonds have no recourse to the assets or revenues of CenterPoint Energy or Houston Electric.

Revolving Credit Facility.

December 31, 2016			December 31, 2015
Size of Facility	Loans	Letters of Credit	Size of Facility	Loans (1)	Letters of Credit
(in millions)
$300	$—	$4	$300	$200	$4

(1)	Weighted average interest rate was 1.64% as of December 31, 2015.

Execution Date	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt to Capital Ratio (3)	Debt to Capital Ratio as of December 31, 2016 (2)	Termination Date
	(in millions)
March 3, 2016	$300	1.125%	65%	47.4%	March 3, 2021

(1)	Based on current credit ratings.

(2)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

(3)
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

Houston Electric was in compliance with all financial debt covenants as of December 31, 2016.

Maturities. Maturities of long-term debt, capital leases and sinking fund requirements are as follows:

	Houston Electric	Securitization Bonds
	(in millions)
2017	$—	$411
2018	—	434
2019	—	458
2020	—	231
2021	402	211

Liens.  As of December 31, 2016, Houston Electric’s assets were subject to liens securing approximately $102 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2016, 2015 and 2014 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2017 is approximately $240 million, and the sinking fund requirement to be satisfied in 2017 is approximately $1.6 million. Houston Electric expects to meet these 2017 obligations by certification of property additions. As of December 31, 2016, Houston Electric’s assets were also subject to liens securing approximately $2.6 billion of general mortgage bonds, which are junior to the liens of the first mortgage bonds.

(9) Income Taxes

The components of Houston Electric’s income tax expense were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current income tax expense:
Federal	$165	$106	$136
State	18	21	19
Total current expense	183	127	155
Deferred income tax expense (benefit):
Federal	(34)	18	(24)
Total deferred expense (benefit)	(34)	18	(24)
Total income tax expense	$149	$145	$131

A reconciliation of income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Income before income taxes	$425	$406	$383
Federal statutory income tax rate	35%	35%	35%
Expected federal income tax expense	149	142	134
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	12	14	12
Other, net	(12)	(11)	(15)
Total	—	3	(3)
Total income tax expense	$149	$145	$131
Effective tax rate	35%	36%	34%

In 2014, Houston Electric recognized a $6 million reversal of previously accrued taxes as a result of final 2013 income tax returns filed in 2014.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Benefits and compensation	$47	$69
Loss and credit carryforwards	—	6
AROs	12	13
Other	4	7
Total deferred tax assets	63	95

Deferred tax liabilities:
Property, plant, and equipment	1,541	1,447
Regulatory assets/liabilities, net	525	680
Total deferred tax liabilities	2,066	2,127
Net deferred tax liabilities	$2,003	$2,032

Houston Electric is a member of the U.S. federal consolidated income tax return of CenterPoint Energy. Houston Electric reports its income tax provision on a separate entity basis pursuant to a tax sharing agreement with CenterPoint Energy.

Uncertain Income Tax Positions. Houston Electric reported no uncertain tax liability as of December 31, 2016, 2015 and 2014. Houston Electric expects no significant change to the uncertain tax liability over the next twelve months ending December 31, 2017.

Tax Audits and Settlements. Tax years through 2014 have been audited and settled with the IRS. For the 2015, 2016 and 2017 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(10) Commitments and Contingencies

(a) Lease Commitments

Houston Electric currently has obligations under non-cancelable long-term operating leases of less than $1 million per year for the years 2017 to 2021. Total lease expense for all operating leases was less than $1 million in each of the years ended December 31, 2016, 2015 and 2014.

(b) Legal, Environmental and Other Matters

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all such cases. CES, a subsidiary of CERC Corp., was a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  On May 24, 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. The plaintiffs have appealed that ruling. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims. Houston Electric does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(11) Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$656	$763	$909	$731
Operating income	79	158	258	132
Net income	17	71	136	52

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$617	$705	$827	$697
Operating income	101	158	244	105
Net income	31	69	124	37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 2.88, 2.72, 2.57, 2.67 and 2.31 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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

Aggregate fees billed to Houston Electric during the fiscal years ending December 31, 2016 and 2015 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2016	2015
Audit fees (1)	$735,280	$743,470
Audit-related fees (2)	598,000	524,000
Total audit and audit-related fees	1,333,280	1,267,470
Tax fees	—	—
All other fees	—	—
Total fees	$1,333,280	$1,267,470

(1)
For 2016 and 2015, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2016 and 2015, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

Houston Electric is not required to have, and does not have, an audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 55.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 28th day of February, 2017.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ SCOTT M. PROCHAZKA
Scott M. Prochazka
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2017.

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
For Fiscal Year Ended December 31, 2016

INDEX OF EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3(a)	Articles of Conversion of Reliant Energy, Incorporated	Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(a)
3(b)	Restated Certificate of Formation of CenterPoint Energy Houston Electric, LLC (“Houston Electric”)	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	1-3187	3.1
3(c)	Amended and Restated Limited Liability Company Agreement of Houston Electric	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	1-3187	3.2
4(a)(1)
Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (“HL&P”) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto
		HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(a)(2)	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(a)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(a)(3)	Fifty-First Supplemental Indenture to Exhibit 4(a)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(a)(4)	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(a)(5)	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(a)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(a)(6)	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(a)(7)	Sixtieth Supplemental Indenture to Exhibit 4(a)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(a)(8)	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(a)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(a)(9)	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(b)(1)	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(1)
4(b)(2)	Second Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(3)
4(b)(3)	Third Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(4)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(4)	Fourth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(5)
4(b)(5)	Fifth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(6)
4(b)(6)	Sixth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(7)
4(b)(7)	Seventh Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(8)
4(b)(8)	Eighth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(9)
4(b)(9)	Officer’s Certificates dated October 10, 2002, setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy, Inc.’s (“CNP’s”) Form 10-K for the year ended December 31, 2003	1-31447	4(c)(10)
4(b)(10)	Ninth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 12, 2002	CNP’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(b)(11)	Officer’s Certificate dated November 12, 2002 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(b)(12)	Tenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 18, 2003	Form 8-K dated March 13, 2003	1-3187	4.1
4(b)(13)	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	Form 8-K dated March 13, 2003	1-3187	4.2
4(b)(14)	Eleventh Supplemental Indenture to Exhibit 4(b)(1), dated as of May 23, 2003	Form 8-K dated May 16, 2003	1-3187	4.1
4(b)(15)	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	Form 8-K dated May 16, 2003	1-3187	4.2
4(b)(16)	Twelfth Supplemental Indenture to Exhibit 4(b)(1), dated as of September 9, 2003	Form 8-K dated September 9, 2003	1-3187	4.2
4(b)(17)	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	Form 8-K dated September 9, 2003	1-3187	4.3
4(b)(18)	Thirteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 6, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(b)(19)	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(b)(20)	Fourteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 11, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(b)(21)	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(22)	Fifteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(b)(23)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(b)(24)	Sixteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(b)(25)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(b)(26)	Seventeenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(b)(27)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(b)(28)	Nineteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 26, 2008	CNP’s Form 8-K dated November 25, 2008	1-31447	4.2
4(b)(29)	Officer’s Certificate dated November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CNP’s Form 8-K dated November 25, 2008	1-31447	4.3
4(b)(30)	Twentieth Supplemental Indenture to Exhibit 4(b)(1), dated as of December 9, 2008	Form 8-K dated January 6, 2009	1-3187	4.2
4(b)(31)	Twenty-First Supplemental Indenture to Exhibit 4(b)(1), dated as of January 9, 2009	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(b)(32)	Officer’s Certificate dated January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
4(b)(33)	Twenty-Second Supplemental Indenture to Exhibit 4(b)(1), dated as of August 10, 2012	CNP’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)
4(b)(34)	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)
4(b)(35)	Twenty-Third Supplemental Indenture, dated as of March 17, 2014, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CNP’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.1
4(b)(36)	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CNP’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11
4(e)(37)	Twenty-Fourth Supplemental Indenture, dated as of May 18, 2016, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CNP’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.5
4(e)(38)	Officer’s Certificate, dated as of May 18, 2016, setting forth the form, terms and provisions of the Twenty-Fifth Series of General Mortgage Bonds	CNP’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.6
4(e)(39)	Twenty-Fifth Supplemental Indenture, dated as of August 11, 2016, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CNP’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(e)(40)	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CNP’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6
4(e)(41)	Twenty-Sixth Supplemental Indenture, dated as of January 12, 2017, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CNP’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(41)
4(e)(42)	Officer’s Certificate, dated as of January 12, 2017, setting forth the form, terms and provisions of the Twenty-Seventh Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(42)
4(c)	$300,000,000 Credit Agreement dated as of March 3, 2016 among Houston Electric, as Borrower, and the banks named therein	CNP’s Form 8-K dated March 3, 2016	1-31447	4.2

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, Houston Electric has not filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of Houston Electric and its subsidiaries on a consolidated basis. Houston Electric hereby agrees to furnish a copy of any such instrument to the SEC upon request.

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