Form 10-Q
period 2017-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2017-05-05
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of April 21, 2017, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

i

GLOSSARY

ASU	Accounting Standards Update
Bond Companies	Transition and system restoration bond companies
Bond Company II	CenterPoint Energy Transition Bond Company II, LLC
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
DCRF	Distribution Cost Recovery Factor
EECRF	Energy Efficiency Cost Recovery Factor
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
NRG	NRG Energy, Inc.
PUCT	Public Utility Commission of Texas
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC
RRI	Reliant Resources, Inc.
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
VIE	Variable interest entity
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016

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

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us and our subsidiaries;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K, which is incorporated herein by reference, and other reports we file from time to time with the SEC.

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

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$638	$656

Expenses:
Operation and maintenance	349	331
Depreciation and amortization	152	189
Taxes other than income taxes	60	57
Total	561	577
Operating Income	77	79

Other Income (Expense):
Interest and other finance charges	(33)	(31)
Interest on securitization bonds	(20)	(24)
Other, net	4	3
Total	(49)	(52)
Income Before Income Taxes	28	27
Income tax expense	10	10
Net Income	$18	$17

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$18	$17
Other comprehensive income:
Net deferred loss from cash flow hedges (net of tax of $-0- and $-0-)	(1)	—
Total	$(1)	$—
Comprehensive income	$17	$17

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	March 31, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents ($240 and $340 related to VIEs, respectively)	$240	$341
Accounts and notes receivable ($44 and $52 related to VIEs, respectively), less bad debt reserve of $1 and $1	218	225
Accounts and notes receivable–affiliated companies	209	101
Accrued unbilled revenues	90	106
Inventory	130	134
Taxes receivable	9	6
Other ($35 and $40 related to VIEs, respectively)	59	66
Total current assets	955	979

Property, Plant and Equipment:
Property, plant and equipment	11,011	10,840
Less: accumulated depreciation and amortization	3,508	3,443
Property, plant and equipment, net	7,503	7,397

Other Assets:
Regulatory assets ($1,863 and $1,919 related to VIEs, respectively)	1,743	1,793
Other	44	42
Total other assets	1,787	1,835

Total Assets	$10,245	$10,211

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	March 31, 2017	December 31, 2016
Current Liabilities:
Current portion of VIE securitization bonds long-term debt	$421	$411
Accounts payable	185	145
Accounts and notes payable–affiliated companies	33	88
Taxes accrued	50	106
Interest accrued	56	68
Other	87	90
Total current liabilities	832	908
Other Liabilities:
Deferred income taxes, net	2,013	2,003
Benefit obligations	147	148
Regulatory liabilities	511	530
Other	53	51
Total other liabilities	2,724	2,732
Long-term Debt:
VIE securitization bonds, net	1,702	1,867
Other, net	2,884	2,587
Total long-term debt, net	4,586	4,454

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,697	1,696
Retained earnings	406	420
Accumulated other comprehensive income	—	1
Total member’s equity	2,103	2,117

Total Liabilities and Member’s Equity	$10,245	$10,211

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$18	$17
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	189
Amortization of deferred financing costs	3	3
Deferred income taxes	8	(3)
Changes in other assets and liabilities:
Accounts and notes receivable, net	23	26
Accounts receivable/payable–affiliated companies	(56)	(60)
Inventory	4	4
Accounts payable	48	(14)
Taxes receivable	(3)	59
Interest and taxes accrued	(68)	(52)
Net regulatory assets and liabilities	(28)	(31)
Other current assets	2	15
Other current liabilities	(3)	10
Other assets	3	6
Other liabilities	4	—
Other, net	(1)	—
Net cash provided by operating activities	106	169
Cash Flows from Investing Activities:
Capital expenditures	(210)	(227)
Increase in notes receivable–affiliated companies	(107)	—
Decrease (increase) in restricted cash of Bond Companies	4	(4)
Other, net	(4)	(4)
Net cash used in investing activities	(317)	(235)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	298	—
Payments of long-term debt	(155)	(145)
Increase in short-term notes payable–affiliated companies	—	153
Dividend to parent	(32)	—
Debt issuance costs	(2)	(1)
Other, net	1	—
Net cash provided by financing activities	110	7
Net Decrease in Cash and Cash Equivalents	(101)	(59)
Cash and Cash Equivalents at Beginning of Period	341	264
Cash and Cash Equivalents at End of Period	$240	$205
Supplemental Disclosure of Cash Flow Information:
Cash Payments/Receipts:
Interest, net of capitalized interest	$64	$67
Income tax refunds, net	—	(65)
Non-cash transactions:
Accounts payable related to capital expenditures	$57	$54

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Form 10-Q are the Interim Condensed Financial Statements of Houston Electric. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the 2016 Form 10-K.

Background. Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc., a public utility holding company. Houston Electric provides electric transmission and distribution services to REPs serving over 2.4 million metered customers in the Texas Gulf Coast area that includes the city of Houston. As of March 31, 2017, Houston Electric had the following subsidiaries: Bond Company II, Bond Company III, Restoration Bond Company and Bond Company IV.

As of March 31, 2017, Houston Electric had VIEs consisting of the Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of Houston Electric.

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

(2) New Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. As of the first reporting period in which the guidance is adopted, a cumulative-effect adjustment to beginning retained earnings will be made, with two features that will be adopted prospectively. Houston Electric does not believe this standard will have a material impact on its financial position, results of operations, cash flows and disclosures.

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

In 2016, the FASB issued ASUs which amended ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Early adoption is permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. Houston Electric is currently evaluating its revenue streams under these ASUs and has not yet identified any significant changes as the result of these new standards. A substantial amount of Houston Electric’s revenues are tariff based, which we do not anticipate will be significantly impacted by these ASUs. Houston Electric expects to adopt these ASUs on January 1, 2018 and is evaluating the method of adoption.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A retrospective adoption approach is required. Houston Electric is currently assessing the impact that this standard will have on its statement of cash flows and disclosures.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05). ASU 2017-05 clarifies when and how to apply ASC 610-20 Gains and Losses from the Derecognition of Nonfinancial Assets, which was issued as part of ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2017-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Companies can elect a retrospective or modified retrospective approach to adoption. Houston Electric is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires an employer to report the service cost component of the net periodic pension cost and postretirement benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period; all other components will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components and prospectively for the capitalization of the service cost component. Houston Electric is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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

(3) Employee Benefit Plans

Houston Electric’s employees participate in CenterPoint Energy’s postretirement benefit plan. Houston Electric’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Interest cost	$2	$3
Expected return on plan assets	(1)	(1)
Amortization of prior service credit	(1)	(1)
Net periodic cost	$—	$1

Houston Electric expects to contribute approximately $9 million to its postretirement benefit plan in 2017, of which approximately $2 million was contributed during the three months ended March 31, 2017.

(4) Regulatory Accounting

As of March 31, 2017, Houston Electric has not recognized an allowed equity return of $322 million because such return will be recognized as it is recovered in rates.  During the three months ended March 31, 2017 and 2016, Houston Electric recognized approximately $7 million and $13 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  As of March 31, 2017 and December 31, 2016, Houston Electric held Level 1 investments of $53 million and $59 million, respectively, which were primarily investments in money market funds and are included in other current assets and other assets in the Condensed Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Houston Electric had no Level 2 assets or liabilities as of either March 31, 2017 or December 31, 2016.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect Houston Electric’s judgments about the assumptions market participants would use in determining fair value.  Houston Electric had no Level 3 assets or liabilities as of either March 31, 2017 or December 31, 2016.

Houston Electric determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three months ended March 31, 2017, there were no transfers between levels.

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

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:	(in millions)
Long-term debt	$5,007	$5,228	$4,865	$5,079

(6) Related Party Transactions and Major Customers

(a) Related Party Transactions

Houston Electric participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  Houston Electric had investments in the money pool of $203 million and $96 million as of March 31, 2017 and December 31, 2016, respectively, which are included in accounts and notes receivable-affiliated companies, in the Condensed Consolidated Balance Sheets.  As of March 31, 2017, Houston Electric’s money pool investments had a weighted-average interest rate of 1.25%.

Houston Electric had affiliate related net interest income of $1 million and net interest expense of $1 million for the three months ended March 31, 2017 and 2016, respectively.

CenterPoint Energy provides some corporate services to Houston Electric. The costs of services have been charged directly to Houston Electric using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. CERC provides certain services to Houston Electric. These services are billed at actual cost, either directly or as an allocation and include line locating and other miscellaneous services. Additionally, Houston Electric provides a number of services to CERC. These services are billed at actual cost, either directly or as an allocation and include fleet services, shop services, geographic services, surveying and right-of-way services, radio communications, data circuit management and field operations. These charges are not necessarily indicative of what would have been incurred had Houston Electric not been an affiliate. Amounts charged to and by Houston Electric for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Corporate service charges	$42	$45
Charges from CERC for services provided	2	1
Billings to CERC for services provided	(3)	(4)

(b) Major Customers

Houston Electric’s transmission and distribution revenues from major customers are as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Affiliates of NRG	$152	$145
Affiliates of Energy Future Holdings Corp.	47	45

(7) Long-term Debt

Debt Issuances. During the three months ended March 31, 2017, Houston Electric issued the following general mortgage bonds:

Issuance Date	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
January 2017	$300	3.00%	2027

The proceeds from the issuance of these bonds were used to repay short-term debt and for general limited liability company purposes.

Revolving Credit Facility. As of March 31, 2017 and December 31, 2016, Houston Electric had the following revolving credit facility and utilization of such facility:

	March 31, 2017		December 31, 2016
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
(in millions)
$300	$—	$4	$—	$4

Execution Date	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt to Capital Ratio (2)	Debt to Capital Ratio as of March 31, 2017 (3)	Termination Date
	(in millions)
March 3, 2016	$300	1.125%	65%	50.2%	March 3, 2021

(1)	Based on current credit ratings.

(2)
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

(3)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

Houston Electric was in compliance with all financial debt covenants as of March 31, 2017.

Hedging of Interest Expense for Future Debt Issuances. In January 2017, Houston Electric entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in January 2017. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the effective portion of realized losses associated with the agreements, which totaled approximately $0.5 million, is a component of accumulated other comprehensive income in 2017 and will be amortized over the life of the bonds.

Other. As of both March 31, 2017 and December 31, 2016, Houston Electric had issued $118 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

GenOn has publicly disclosed that it may be unable to continue as a going concern and is exploring various options, including negotiations with creditors and lessors, refinancing, potential sale of assets, as well as the possibility of filing for protection under Chapter 11 of the U.S. Bankruptcy Code. If GenOn were unable to meet its indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, then Houston Electric, CenterPoint Energy or CERC could incur liability and be responsible for satisfying the liability.

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

(9)  Income Taxes

The effective tax rate reported for the three months ended March 31, 2017 was 36% compared to 37% for the same period in 2016.

Houston Electric reported no uncertain tax liability as of March 31, 2017 and expects no significant change to the uncertain tax liability over the next twelve months. Tax years through 2014 have been audited and settled with the IRS. For the 2015-2017 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2016 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2017 and the three months ended March 31, 2016. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2016 Form 10-K.

RECENT EVENTS

Freeport Project. In April 2017, we submitted a proposal to ERCOT for an approximately $250 million transmission project in Freeport, Texas. For further details on the Freeport Project, see “—Liquidity and Capital Resources —Regulatory Matters—Freeport Project” below.

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings to date in 2017, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. In January 2017, we issued $300 million aggregate principal amount of general mortgage bonds. For further information about our 2017 debt transactions, see Note 7 to our Interim Condensed Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from REPs and our ability to recover our regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2017 and 2016, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2017	2016
	(in millions, except throughput and customer data)
Revenues:
TDU	$561	$536
Bond Companies	77	120
Total revenues	638	656
Expenses:
Operation and maintenance, excluding Bond Companies	348	329
Depreciation and amortization, excluding Bond Companies	96	95
Taxes other than income taxes	60	57
Bond Companies	57	96
Total expenses	561	577
Operating income	77	79
Interest and other finance charges	(33)	(31)
Interest on Securitization Bonds	(20)	(24)
Other income, net	4	3
Income before income taxes	28	27
Income tax expense	10	10
Net income	$18	$17

Operating Income:
TDU	$57	$55
Bond Companies (1)	20	24
Total operating income	$77	$79

Throughput (in GWh):
Residential	5,152	5,019
Total	18,753	18,131

Number of metered customers at end of period:
Residential	2,139,413	2,095,035
Total	2,414,193	2,364,784

(1) Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

We reported operating income of $77 million for the three months ended March 31, 2017, consisting of $57 million from the TDU and $20 million related to the Bond Companies. For the three months ended March 31, 2016, operating income totaled $79 million, consisting of $55 million from the TDU and $24 million related to the Bond Companies.

TDU operating income increased $2 million due to the following key factors:

•	rate increases of $16 million related to distribution capital investments; and

•	customer growth of $8 million from the addition of over 49,000 new customers.

These increases to operating income were partially offset by the following:

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $9 million;

•	lower equity return of $6 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during the preceding 12 months;

•	higher operation and maintenance expenses of $2 million;

•	higher transmission costs billed by transmission providers of $18 million, which were partially offset by increased transmission-related revenues of $16 million; and

•	lower usage of $1 million, primarily due to milder weather.

Decreased depreciation and amortization expense of $5 million and operation and maintenance expense of $1 million were offset by a corresponding decrease in related revenues.

Income Tax Expense. The effective tax rate reported for the three months ended March 31, 2017 was 36% compared to 37% for the same period in 2016.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2016 Form 10-K, and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, dividends to parent and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our system through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2017 include approximately $720 million of capital expenditures and $256 million of scheduled principal payments on Securitization Bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs for the remaining nine months of 2017. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project

Construction began on the Brazos Valley Connection in February 2017 and is proceeding as scheduled. We filed our updated capital costs estimates with the PUCT in February 2017, projecting the capital costs of the project will be $310 million, in line with the estimated range of approximately $270-$310 million in the PUCT’s original order. The actual capital costs of the project will depend on final land acquisition costs, construction costs, and other factors. We expect to complete construction and energize the Brazos Valley Connection by June 2018. We are able to file for recovery of land acquisition costs through interim TCOS updates in advance of project completion.

Freeport Project

In April 2017, we submitted a proposal to ERCOT requesting its endorsement of our approximately $250 million transmission project in the Freeport, Texas area which includes enhancements to two existing substations and the construction of a new 345 kv double-circuit transmission line. Capital expenditures for the project will be incremental to our previously disclosed five-year capital plan. We anticipate a decision from ERCOT later in 2017, and if approved, will make the necessary filings with the PUCT.

Rate Change Applications

We are routinely involved in rate change applications before the PUCT.  Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset.  In addition, we are periodically involved in proceedings to adjust our capital tracking mechanisms (TCOS and DCRF) and annually file to adjust our EECRF. The table below reflects significant applications pending or completed since our 2016 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (1)	Filing Date	Effective Date	Approval Date	Additional Information
	(in millions)
DCRF	$44.6	April 2017	TBD	TBD	Based on an increase in eligible distribution-invested capital for 2016 of $479 million. Anticipated effective date in September 2017.
TCOS	7.8	December 2016	February 2017	February 2017	Based on an incremental increase in total rate base of $109.6 million.

(1)	Represents proposed increases when effective date and/or approval date is not yet available. Approved rates could differ materially.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes and may also be utilized to obtain letters of credit. As of April 21, 2017, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at April 21, 2017 (1)	Termination Date
(in millions)
March 3, 2016	$300	$4	March 3, 2021

(1)	Represents outstanding letters of credit.

For further details related to our revolving credit facility, please see Note 7 to our Interim Condensed Financial Statements.

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

Temporary Investments

As of April 21, 2017, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of April 21, 2017, we had investments in the money pool of $175 million. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including Securitization Bonds issued by wholly-owned subsidiaries.

In January 2017, we issued $300 million aggregate principal amount of general mortgage bonds. For further information about our 2017 debt transactions, see Note 7 to our Interim Condensed Financial Statements.

As of March 31, 2017, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3 billion, of which $118 million is not reflected in our consolidated financial statements because of the contingent nature of the obligation.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $3.9 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2017. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At March 31, 2017, our subsidiaries had the following aggregate principal amount of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$484
Bond Company III	161
Bond Company IV	1,148
Restoration Bond Company	335
Total	$2,128

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of April 21, 2017, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our revolving credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of March 31, 2017, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

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

Hedging of Interest Expense for Future Debt Issuances

During the first quarter of 2017, we entered into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 7 to our Interim Condensed Financial Statements.

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG and Energy Future Holdings Corp., to satisfy their obligations to us;

•	the outcome of litigation brought by or against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions. For information about the total debt to capitalization financial covenants in our revolving credit facility, see Note 7 to our Interim Condensed Financial Statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Note 8 to our Interim Condensed Financial Statements and “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2016 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2016 Form 10-K.

Item 5.    OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2017 and 2016 was 1.47 and 1.44, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Date: May 5, 2017