Form 10-Q
period 2017-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2017-08-03
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of July 27, 2017, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

i

GLOSSARY

AMS	Advanced Metering System
ASU	Accounting Standards Update
Bond Companies	Transition and system restoration bond companies
Bond Company II	CenterPoint Energy Transition Bond Company II, LLC
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
DCRF	Distribution Cost Recovery Factor
EECRF	Energy Efficiency Cost Recovery Factor
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IBEW	International Brotherhood of Electrical Workers
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
NECA	National Electrical Contractors Association
NRG	NRG Energy, Inc.
PUCT	Public Utility Commission of Texas
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC
RRI	Reliant Resources, Inc.
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
VIE	Variable interest entity
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016

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

•
state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, changes in regulation and legislation pertaining to trade, health care, finance and actions regarding the rates we charge;

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

•
the ability of GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG, and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations to us, including indemnity obligations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to us and our subsidiaries;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K, which is incorporated herein by reference, and other reports we file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$752	$763	$1,390	$1,419

Expenses:
Operation and maintenance	350	331	699	662
Depreciation and amortization	180	217	332	406
Taxes other than income taxes	58	57	118	114
Total	588	605	1,149	1,182
Operating Income	164	158	241	237

Other Income (Expense):
Interest and other finance charges	(32)	(31)	(65)	(62)
Interest on securitization bonds	(20)	(23)	(40)	(47)
Other, net	5	6	9	9
Total	(47)	(48)	(96)	(100)
Income Before Income Taxes	117	110	145	137
Income tax expense	42	39	52	49
Net Income	$75	$71	$93	$88

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$75	$71	$93	$88
Other comprehensive income:
Net deferred loss from cash flow hedges (net of tax of $-0-, $1, $-0- and $1)	—	(1)	(1)	(1)
Total	$—	$(1)	$(1)	$(1)
Comprehensive income	$75	$70	$92	$87

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	June 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents ($245 and $340 related to VIEs, respectively)	$245	$341
Accounts and notes receivable ($58 and $52 related to VIEs, respectively), less bad debt reserve of $1 and $1	279	225
Accounts and notes receivable–affiliated companies	97	101
Accrued unbilled revenues	115	106
Inventory	135	134
Taxes receivable	44	6
Other ($31 and $40 related to VIEs, respectively)	52	66
Total current assets	967	979

Property, Plant and Equipment:
Property, plant and equipment	11,196	10,840
Less: accumulated depreciation and amortization	3,581	3,443
Property, plant and equipment, net	7,615	7,397

Other Assets:
Regulatory assets ($1,786 and $1,919 related to VIEs, respectively)	1,689	1,793
Other	48	42
Total other assets	1,737	1,835

Total Assets	$10,319	$10,211

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	June 30, 2017	December 31, 2016
Current Liabilities:
Current portion of VIE securitization bonds long-term debt	$422	$411
Accounts payable	212	145
Accounts and notes payable–affiliated companies	54	88
Taxes accrued	57	106
Interest accrued	76	68
Other	83	90
Total current liabilities	904	908
Other Liabilities:
Deferred income taxes, net	2,031	2,003
Benefit obligations	146	148
Regulatory liabilities	494	530
Other	54	51
Total other liabilities	2,725	2,732
Long-term Debt:
VIE securitization bonds, net	1,638	1,867
Other, net	2,884	2,587
Total long-term debt, net	4,522	4,454

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,697	1,696
Retained earnings	471	420
Accumulated other comprehensive income	—	1
Total member’s equity	2,168	2,117

Total Liabilities and Member’s Equity	$10,319	$10,211

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$93	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332	406
Amortization of deferred financing costs	6	7
Deferred income taxes	23	(17)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(63)	(80)
Accounts receivable/payable–affiliated companies	(35)	22
Inventory	(1)	(4)
Accounts payable	57	(7)
Taxes receivable	(38)	59
Interest and taxes accrued	(41)	(16)
Net regulatory assets and liabilities	(59)	(69)
Other current assets	5	18
Other current liabilities	(7)	14
Other assets	4	7
Other liabilities	1	1
Other, net	5	1
Net cash provided by operating activities	282	430
Cash Flows from Investing Activities:
Capital expenditures	(414)	(444)
Decrease in notes receivable–affiliated companies	5	—
Decrease (increase) in restricted cash of Bond Companies	8	(2)
Other, net	(12)	(8)
Net cash used in investing activities	(413)	(454)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	298	300
Payments of long-term debt	(219)	(408)
Increase in short-term notes payable–affiliated companies	—	132
Dividend to parent	(42)	(10)
Debt issuance costs	(3)	(3)
Other, net	1	—
Net cash provided by financing activities	35	11
Net Decrease in Cash and Cash Equivalents	(96)	(13)
Cash and Cash Equivalents at Beginning of Period	341	264
Cash and Cash Equivalents at End of Period	$245	$251
Supplemental Disclosure of Cash Flow Information:
Cash Payments/Receipts:
Interest, net of capitalized interest	$94	$96
Income taxes (refunds), net	76	(8)
Non-cash transactions:
Accounts payable related to capital expenditures	$75	$52

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

Background. Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc., a public utility holding company. Houston Electric provides electric transmission and distribution services to REPs serving over 2.4 million metered customers in the Texas Gulf Coast area that includes the city of Houston. As of June 30, 2017, Houston Electric had the following subsidiaries: Bond Company II, Bond Company III, Restoration Bond Company and Bond Company IV.

As of June 30, 2017, Houston Electric had VIEs consisting of the Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of Houston Electric.

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

In 2016, the FASB issued ASUs which amended ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Early adoption is permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. Houston Electric is currently evaluating its revenue streams under these ASUs and has not yet identified any significant changes as the result of these new standards. A substantial amount of Houston Electric’s revenues are tariff based, which we do not anticipate will be significantly impacted by these ASUs. Houston Electric expects to adopt these ASUs on January 1, 2018 using the modified retrospective adoption approach.

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

(3) Employee Benefit Plans

Houston Electric’s employees participate in CenterPoint Energy’s postretirement benefit plan. Houston Electric’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$—	$1	$—	$1
Interest cost	2	3	4	6
Expected return on plan assets	(1)	(2)	(2)	(3)
Amortization of prior service credit	(1)	—	(2)	(1)
Curtailment gain (1)	—	(3)	—	(3)
Net periodic cost (2)	$—	$(1)	$—	$—

(1)
A curtailment gain or loss is required when the expected future services of a significant number of current employees are reduced or eliminated for the accrual of benefits. In May 2016, Houston Electric entered into a renegotiated collective bargaining agreement with the IBEW Local Union 66 that provides that for Houston Electric union employees covered under the agreement who retire on or after January 1, 2017, retiree medical and prescription drug coverage will be provided exclusively through the NECA/IBEW Family Medical Care Plan in exchange for the payment of monthly premiums as determined under the agreement. As a result, the accrued postretirement benefits related to such future Houston Electric union retirees were eliminated. In 2016, Houston Electric recognized a curtailment gain of $3 million as an accelerated recognition of the prior service credit that would otherwise be recognized in future periods.

(2)	Net periodic cost in this table is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

Houston Electric expects to contribute approximately $9 million to its postretirement benefit plan in 2017, of which approximately $3 million and $5 million were contributed during the three and six months ended June 30, 2017, respectively.

(4) Regulatory Accounting

As of June 30, 2017, Houston Electric has not recognized an allowed equity return of $312 million because such return will be recognized as it is recovered in rates.  During the three months ended June 30, 2017 and 2016, Houston Electric recognized approximately $10 million and $17 million, respectively, of the allowed equity return not previously recognized.  During the six months ended June 30, 2017 and 2016, Houston Electric recognized approximately $17 million and $30 million, respectively, of the allowed equity return not previously recognized.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  As of June 30, 2017 and December 31, 2016, Houston Electric held Level 1 investments of $49 million and $59 million, respectively, which were primarily investments in money market funds and are included in other current assets and other assets in the Condensed Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Houston Electric had no Level 2 assets or liabilities as of either June 30, 2017 or December 31, 2016.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect Houston Electric’s judgments about the assumptions market participants would use in determining fair value.  Houston Electric had no Level 3 assets or liabilities as of either June 30, 2017 or December 31, 2016.

Houston Electric determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the six months ended June 30, 2017, there were no transfers between levels.

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

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:	(in millions)
Long-term debt	$4,944	$5,211	$4,865	$5,079

(6) Related Party Transactions and Major Customers

(a) Related Party Transactions

Houston Electric participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  Houston Electric had investments in the money pool of $91 million and $96 million as of June 30, 2017 and December 31, 2016, respectively, which are included in accounts and notes receivable-affiliated companies, in the Condensed Consolidated Balance Sheets.  As of June 30, 2017, Houston Electric’s money pool investments had a weighted-average interest rate of 1.44%.

Houston Electric had affiliate related net interest income of $-0- and $1 million for the three and six months ended June 30, 2017, respectively, and net interest expense of $2 million and $3 million for the three and six months ended June 30, 2016, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Corporate service charges	$44	$43	$86	$88
Charges from CERC for services provided	1	2	3	3
Billings to CERC for services provided	(5)	(3)	(8)	(7)

(b) Major Customers

Houston Electric’s transmission and distribution revenues from major customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Affiliates of NRG	$167	$159	$319	$304
Affiliates of Vistra Energy Corp.	53	50	100	95

(7) Long-term Debt

Debt Issuances. During the six months ended June 30, 2017, Houston Electric issued the following general mortgage bonds:

Issuance Date	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
January 2017	$300	3.00%	2027

The proceeds from the issuance of these bonds were used to repay short-term debt and for general limited liability company purposes.

Revolving Credit Facility. In June 2017, Houston Electric entered into an amendment to its revolving credit facility to extend the termination date thereof from March 3, 2021 to March 3, 2022 and to terminate the swingline loan subfacility thereunder. No changes were made to the aggregate commitments under the revolving credit facility.

As of June 30, 2017 and December 31, 2016, Houston Electric had the following revolving credit facility and utilization of such facility:

	June 30, 2017		December 31, 2016
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
(in millions)
$300	$—	$4	$—	$4

Execution Date	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio (2)	Debt for Borrowed Money to Capital Ratio as of June 30, 2017 (3)	Termination Date (4)
	(in millions)
March 3, 2016	$300	1.125%	65%	49.7%	March 3, 2022

(1)	Based on current credit ratings.

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

(3)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

(4)	Amended on June 16, 2017 to extend the termination date as noted above.

Houston Electric was in compliance with all financial debt covenants as of June 30, 2017.

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

Other. As of both June 30, 2017 and December 31, 2016, Houston Electric had issued $118 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all such cases. CES, a subsidiary of CERC Corp., was a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  On May 24, 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. The plaintiffs have appealed that ruling. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims. In June 2017, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. If GenOn were unable to meet its indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, then Houston Electric, CenterPoint Energy or CERC could incur liability and be responsible for satisfying the liability. Houston Electric does not expect the ultimate outcome of the case against CES to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(9)  Income Taxes

The effective tax rate reported for the three months ended June 30, 2017 was 36% compared to 35% for the same period in 2016. The effective tax rate reported for both the six months ended June 30, 2017 and 2016 was 36%.

Houston Electric reported no uncertain tax liability as of June 30, 2017 and expects no significant change to the uncertain tax liability over the next twelve months. CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through 2015. For the 2016 and 2017 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2016 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2016 Form 10-K.

RECENT EVENTS

Freeport Project. In April 2017, we submitted a proposal to ERCOT for an approximately $250 million transmission project in Freeport, Texas. For further details on the Freeport Project, see “—Liquidity and Capital Resources —Regulatory Matters—Freeport Project” below.

Regulatory Proceedings. In June 2017, a settlement agreement was reached in our DCRF filing. For details related to our pending and completed regulatory proceedings to date in 2017, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Credit Facility. In June 2017, we entered into an amendment to our revolving credit facility to extend the termination date and terminate the swingline loan subfacility. For further information about our 2017 credit facility amendment, see Note 7 to our Interim Condensed Financial Statements.

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

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2017 and 2016, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except throughput and customer data)
Revenues:
TDU	$653	$616	$1,214	$1,152
Bond Companies	99	147	176	267
Total revenues	752	763	1,390	1,419
Expenses:
Operation and maintenance, excluding Bond Companies	348	330	696	659
Depreciation and amortization, excluding Bond Companies	103	94	199	189
Taxes other than income taxes	58	57	118	114
Bond Companies	79	124	136	220
Total expenses	588	605	1,149	1,182
Operating income	164	158	241	237
Interest and other finance charges	(32)	(31)	(65)	(62)
Interest on Securitization Bonds	(20)	(23)	(40)	(47)
Other income, net	5	6	9	9
Income before income taxes	117	110	145	137
Income tax expense	42	39	52	49
Net income	$75	$71	$93	$88

Operating Income:
TDU	$144	$135	$201	$190
Bond Companies (1)	20	23	40	47
Total operating income	$164	$158	$241	$237

Throughput (in GWh):
Residential	7,940	7,632	13,092	12,651
Total	22,750	22,190	41,504	40,321

Number of metered customers at end of period:
Residential	2,152,655	2,106,396	2,152,655	2,106,396
Total	2,429,403	2,377,352	2,429,403	2,377,352

(1) Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

We reported operating income of $164 million for the three months ended June 30, 2017, consisting of $144 million from the TDU and $20 million related to the Bond Companies. For the three months ended June 30, 2016, operating income totaled $158 million, consisting of $135 million from the TDU and $23 million related to the Bond Companies.

TDU operating income increased $9 million, primarily due to the following key factors:

•	rate increases of $11 million related to distribution capital investments;

•	customer growth of $9 million from the addition of over 52,000 new customers; and

•	higher usage of $2 million, primarily due to a return to more normal weather.

These increases to operating income were partially offset by the following:

•	lower equity return of $7 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during 2016;

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant-in-service, and other taxes of $4 million; and

•	higher operation and maintenance expenses of $4 million.

Higher depreciation and amortization expense of $6 million and lower operation and maintenance expenses of $1 million were offset by a corresponding increase in related revenues.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

We reported operating income of $241 million for the six months ended June 30, 2017, consisting of $201 million from the TDU and $40 million related to the Bond Companies. For the six months ended June 30, 2016, operating income totaled $237 million, consisting of $190 million from the TDU and $47 million related to the Bond Companies.

TDU operating income increased $11 million, primarily due to the following key factors:

•	rate increases of $27 million related to distribution capital investments;

•	customer growth of $17 million from the addition of over 52,000 new customers; and

•	higher usage of $1 million, primarily due to a return to more normal weather.

These increases to operating income were partially offset by the following:

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant-in-service, and other taxes of $13 million;

•	lower equity return of $13 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during 2016;

•	higher operation and maintenance expenses of $6 million;

•	lower miscellaneous revenues of $2 million; and

•	increased transmission costs billed by transmission providers of $33 million, which were partially offset by higher transmission-related revenues of $31 million.

Higher depreciation and amortization expense of $1 million and lower operation and maintenance expenses of $2 million were offset by a corresponding decrease in related revenues.

Income Tax Expense. The effective tax rate reported for the three months ended June 30, 2017 was 36% compared to 35% for the same period in 2016. The effective tax rate reported for both the six months ended June 30, 2017 and 2016 was 36%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, dividends to parent and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our system through value-added projects. Our principal anticipated cash requirements for the remaining six months of 2017 include approximately $498 million of capital expenditures and $193 million of scheduled principal payments on Securitization Bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs for the remaining six months of 2017. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project

Construction began on the Brazos Valley Connection in February 2017 and is proceeding as scheduled. We filed our updated capital costs estimates with the PUCT in February 2017, projecting the capital costs of the project will be $310 million, in line with the estimated range of approximately $270-$310 million in the PUCT’s original order. The actual capital costs of the project will depend on final land acquisition costs, construction costs and other factors. We expect to complete construction and energize the Brazos Valley Connection by June 2018. We are able to file for recovery of various project costs through interim TCOS updates in advance of project completion.

Freeport Project

In April 2017, we submitted a proposal to ERCOT requesting its endorsement of our approximately $250 million transmission project in the Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kv double-circuit transmission line. Capital expenditures for the project will be incremental to our previously disclosed five-year capital plan. We anticipate a decision from ERCOT in the fourth quarter of 2017, and if approved, will make the necessary filings with the PUCT.

Rate Change Applications

We are routinely involved in rate change applications before the PUCT.  Those applications include general rate cases where the entire cost of service of the utility is assessed and reset.  In addition, we are periodically involved in proceedings to adjust our capital tracking mechanisms (TCOS and DCRF) and annually file to adjust our EECRF. The table below reflects significant applications pending or completed since our 2016 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
AMS	N/A	June 2017	TBD	TBD	Final reconciliation of AMS surcharge proposing a $28.7 million refund for AMS revenue in excess of expenses, for which a reserve has been recorded.
EECRF (2)	$11.0	June 2017	TBD	TBD	Annual reconciliation filing for program year 2016 and includes proposed performance bonus of $11 million. Anticipated effective date of March 2018.
DCRF	41.8	April 2017	September 2017	July 2017
Based on an increase in eligible distribution-invested capital for 2016 of $479 million. Unanimous Stipulation and Settlement Agreement was filed in June 2017 for $86.8 million (a $41.8 million annual increase).  The settlement agreement also included the AMS refund referenced above.

TCOS	7.8	December 2016	February 2017	February 2017	Based on an incremental increase in total rate base of $109.6 million.

(1)	Represents proposed increases when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

(2)	Amounts are recorded when approved.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general limited liability company purposes and may also be utilized to obtain letters of credit. For further details related to our revolving credit facility and the 2017 amendment, please see Note 7 to our Interim Condensed Financial Statements.
As of July 27, 2017, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at July 27, 2017 (1)	Termination Date
(in millions)
March 3, 2016	$300	$4	March 3, 2022

(1)	Represents outstanding letters of credit.

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

Temporary Investments

As of July 27, 2017, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of July 27, 2017, we had investments in the money pool of $49 million. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including Securitization Bonds issued by wholly-owned subsidiaries.

In January 2017, we issued $300 million aggregate principal amount of general mortgage bonds. For further information about our 2017 debt transactions, see Note 7 to our Interim Condensed Financial Statements.

As of June 30, 2017, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3 billion, of which $118 million is not reflected in our consolidated financial statements because of the contingent nature of the obligation.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2017. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At June 30, 2017, our subsidiaries had the following aggregate principal amount of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$484
Bond Company III	161
Bond Company IV	1,084
Restoration Bond Company	335
Total	$2,064

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of July 27, 2017, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our revolving credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of June 30, 2017, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

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

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to us;

•	the outcome of litigation brought by or against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the six months ended June 30, 2017 and 2016 was 2.31 and 2.20, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	Houston Electric’s Form 8-K dated March 3, 2016	1-3187	4.2
4.2	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	Houston Electric’s Form 8-K dated June 16, 2017	1-3187	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: August 3, 2017