Form 10-Q
period 2017-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2017-11-03
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of October 26, 2017, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

GLOSSARY

AMS	Advanced Metering System
ASU	Accounting Standards Update
Bond Companies	Transition and system restoration bond companies
Bond Company II	CenterPoint Energy Transition Bond Company II, LLC
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
DCRF	Distribution Cost Recovery Factor
EECRF	Energy Efficiency Cost Recovery Factor
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IBEW	International Brotherhood of Electrical Workers
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
NECA	National Electrical Contractors Association
NRG	NRG Energy, Inc.
PUCT	Public Utility Commission of Texas
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC
RRI	Reliant Resources, Inc.
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016

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

•	changes in interest rates or rates of inflation;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with Hurricane Harvey and any future hurricanes or natural disasters;

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$843	$909	$2,233	$2,328

Expenses:
Operation and maintenance	344	339	1,043	1,001
Depreciation and amortization	193	253	525	659
Taxes other than income taxes	59	59	177	173
Total	596	651	1,745	1,833
Operating Income	247	258	488	495

Other Income (Expense):
Interest and other finance charges	(32)	(32)	(97)	(94)
Interest on securitization bonds	(18)	(23)	(58)	(70)
Other, net	4	5	13	14
Total	(46)	(50)	(142)	(150)
Income Before Income Taxes	201	208	346	345
Income tax expense	71	72	123	121
Net Income	$130	$136	$223	$224

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$130	$136	$223	$224
Other comprehensive income:
Net deferred gain (loss) from cash flow hedges (net of tax of $-0-, $1, $-0- and $-0-)	—	2	(1)	1
Total	$—	$2	$(1)	$1
Comprehensive income	$130	$138	$222	$225

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	September 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents ($200 and $340 related to VIEs, respectively)	$200	$341
Accounts and notes receivable ($65 and $52 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	333	225
Accounts and notes receivable–affiliated companies	73	101
Accrued unbilled revenues	129	106
Inventory	137	134
Taxes receivable	—	6
Other ($31 and $40 related to VIEs, respectively)	55	66
Total current assets	927	979

Property, Plant and Equipment:
Property, plant and equipment	11,256	10,840
Less: accumulated depreciation and amortization	3,593	3,443
Property, plant and equipment, net	7,663	7,397

Other Assets:
Regulatory assets ($1,690 and $1,919 related to VIEs, respectively)	1,663	1,793
Other	36	42
Total other assets	1,699	1,835

Total Assets	$10,289	$10,211

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	September 30, 2017	December 31, 2016
Current Liabilities:
Current portion of VIE securitization bonds long-term debt	$432	$411
Accounts payable	255	145
Accounts and notes payable–affiliated companies	40	88
Taxes accrued	100	106
Interest accrued	46	68
Other	115	90
Total current liabilities	988	908
Other Liabilities:
Deferred income taxes, net	2,039	2,003
Benefit obligations	145	148
Regulatory liabilities	428	530
Other	53	51
Total other liabilities	2,665	2,732
Long-term Debt:
VIE securitization bonds, net	1,500	1,867
Other, net	2,884	2,587
Total long-term debt, net	4,384	4,454

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,696	1,696
Retained earnings	556	420
Accumulated other comprehensive income	—	1
Total member’s equity	2,252	2,117

Total Liabilities and Member’s Equity	$10,289	$10,211

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$223	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	525	659
Amortization of deferred financing costs	10	10
Deferred income taxes	29	(51)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(131)	(141)
Accounts receivable/payable–affiliated companies	(49)	103
Inventory	(3)	(5)
Accounts payable	105	3
Taxes receivable	6	59
Interest and taxes accrued	(28)	(9)
Net regulatory assets and liabilities	(149)	(70)
Other current assets	2	3
Other current liabilities	25	24
Other assets	2	9
Other liabilities	(1)	3
Other, net	(4)	(1)
Net cash provided by operating activities	562	820
Cash Flows from Investing Activities:
Capital expenditures	(603)	(655)
Decrease in notes receivable–affiliated companies	29	—
Decrease (increase) in restricted cash of Bond Companies	8	(2)
Other, net	2	13
Net cash used in investing activities	(564)	(644)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	298	600
Payments of long-term debt	(347)	(527)
Decrease in short-term notes payable–affiliated companies	—	(183)
Dividend to parent	(87)	(54)
Debt issuance costs	(3)	(6)
Net cash used in financing activities	(139)	(170)
Net Increase (Decrease) in Cash and Cash Equivalents	(141)	6
Cash and Cash Equivalents at Beginning of Period	341	264
Cash and Cash Equivalents at End of Period	$200	$270
Supplemental Disclosure of Cash Flow Information:
Cash Payments/Receipts:
Interest, net of capitalized interest	$176	$178
Income taxes, net	76	82
Non-cash transactions:
Accounts payable related to capital expenditures	$70	$52

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

Background. Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc., a public utility holding company. Houston Electric provides electric transmission and distribution services to REPs serving over 2.4 million metered customers in the Texas Gulf Coast area that includes the city of Houston. As of September 30, 2017, Houston Electric had the following subsidiaries: Bond Company II, Bond Company III, Restoration Bond Company and Bond Company IV.

As of September 30, 2017, Houston Electric had VIEs consisting of the Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of Houston Electric.

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

In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02) and related amendments. ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. A modified retrospective adoption approach is required. Houston Electric is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A retrospective adoption approach is required. This standard will not have an impact on Houston Electric’s financial position, results of operations, and disclosures, but it will have an impact on the presentation of the statement of cash flows.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires an employer to report the service cost component of the net periodic pension cost and postretirement benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period; all other components will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components and prospectively for the capitalization of the service cost component. The adoption of this guidance is expected to result in an increase to operating income and a decrease to other income. Prospectively, other components previously capitalized in assets will be recorded as regulatory assets. Houston Electric does not believe this standard will have a material impact on its financial position, results of operations, cash flows and disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, eases certain documentation and assessment requirements, and updates the presentation and disclosure requirements. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. A cumulative-effect adjustment to eliminate the separate measurement of ineffectiveness upon adoption is required for existing cash flow and net investment hedges. Presentation and disclosure guidance should be applied prospectively. Houston Electric is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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

(3) Employee Benefit Plans

Houston Electric’s employees participate in CenterPoint Energy’s postretirement benefit plan. Houston Electric’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$—	$—	$—	$1
Interest cost	3	2	7	8
Expected return on plan assets	(1)	(1)	(3)	(4)
Amortization of prior service credit	(2)	(1)	(4)	(2)
Curtailment gain (1)	—	—	—	(3)
Net periodic cost (2)	$—	$—	$—	$—

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

Houston Electric expects to contribute approximately $9 million to its postretirement benefit plan in 2017, of which approximately $2 million and $7 million were contributed during the three and nine months ended September 30, 2017, respectively.

(4) Regulatory Accounting

Equity Return. As of September 30, 2017, Houston Electric has not recognized an allowed equity return of $299 million because such return will be recognized as it is recovered in rates.  During the three months ended September 30, 2017 and 2016, Houston Electric recognized approximately $13 million and $22 million, respectively, of the allowed equity return not previously recognized.  During the nine months ended September 30, 2017 and 2016, Houston Electric recognized approximately $30 million and $52 million, respectively, of the allowed equity return not previously recognized.

Hurricane Harvey. Houston Electric’s electric delivery system suffered damage as a result of Hurricane Harvey, a major storm classified as a Category 4 hurricane on the Saffir-Simpson Hurricane Wind Scale, that first struck the Texas coast on Friday, August 25, 2017 and remained over the Houston area for the next several days. The unprecedented flooding from torrential amounts of rainfall accompanying the storm caused significant damage to or destruction of residences and businesses served by Houston Electric.

Currently, Houston Electric estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Harvey will range from $110 million to $120 million and estimates that the total restoration costs covered by insurance will be approximately $35 million. Houston Electric will defer the uninsured storm restoration costs as management believes it is probable that such costs will be recovered through traditional rate adjustment mechanisms for capital costs and through the next rate proceeding for operation and maintenance expenses. As of September 30, 2017, Houston Electric recorded an increase of $4 million in property, plant and equipment and $73 million in regulatory assets, net of $23 million in insurance receivables recorded, for restoration costs incurred.  As a result, storm restoration costs should not materially affect Houston Electric’s reported net income for 2017.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  As of September 30, 2017 and December 31, 2016, Houston Electric held Level 1 investments of $50 million and $59 million, respectively, which were primarily investments in money market funds and are included in other current assets and other assets in the Condensed Consolidated Balance Sheets.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Houston Electric had no Level 2 assets or liabilities as of either September 30, 2017 or December 31, 2016.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect Houston Electric’s judgments about the assumptions market participants would use in determining fair value.  Houston Electric had no Level 3 assets or liabilities as of either September 30, 2017 or December 31, 2016.

Houston Electric determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the nine months ended September 30, 2017, there were no transfers between levels.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by a combination of historical trading prices and comparable issue data. These liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 2 in the fair value hierarchy.

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:	(in millions)
Long-term debt	$4,816	$5,077	$4,865	$5,079

(6) Related Party Transactions and Major Customers

(a) Related Party Transactions

Houston Electric participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  Houston Electric had investments in the money pool of $67 million and $96 million as of September 30, 2017 and December 31, 2016, respectively, which are included in accounts and notes receivable-affiliated companies, in the Condensed Consolidated Balance Sheets.  As of September 30, 2017, Houston Electric’s money pool investments had a weighted-average interest rate of 1.44%.

Houston Electric had affiliate related net interest income of $-0- and $1 million for the three and nine months ended September 30, 2017, respectively, and net interest expense of $1 million and $4 million for the three and nine months ended September 30, 2016, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Corporate service charges	$41	$43	$127	$131
Charges from CERC for services provided	2	2	5	5
Billings to CERC for services provided	(3)	(4)	(11)	(11)

(b) Major Customers

Houston Electric’s transmission and distribution revenues from major customers are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Affiliates of NRG	$221	$223	$540	$527
Affiliates of Vistra Energy Corp.	72	71	172	166

(7) Long-term Debt

Debt Issuances. During the nine months ended September 30, 2017, Houston Electric issued the following general mortgage bonds:

Issuance Date	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
January 2017	$300	3.00%	2027

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

As of September 30, 2017 and December 31, 2016, Houston Electric had the following revolving credit facility and utilization of such facility:

	September 30, 2017		December 31, 2016
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
(in millions)
$300	$—	$4	$—	$4

Execution Date	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio (2)	Debt for Borrowed Money to Capital Ratio as of September 30, 2017 (3)	Termination Date (4)
	(in millions)
March 3, 2016	$300	1.125%	65%	49%	March 3, 2022

(1)	Based on current credit ratings.

(2)
The financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and Houston Electric certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive 12-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date Houston Electric delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of Houston Electric’s certification or (iii) the revocation of such certification.

(3)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

(4)	Amended on June 16, 2017 to extend the termination date as noted above.

Houston Electric was in compliance with all financial debt covenants as of September 30, 2017.

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

Other. As of both September 30, 2017 and December 31, 2016, Houston Electric had issued $118 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all such cases. CES, a subsidiary of CERC Corp., was a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  On May 24, 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. The plaintiffs have appealed that ruling. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims. In June 2017, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. CenterPoint Energy, CERC, and CES submitted proofs of claim in the bankruptcy proceedings to protect their indemnity rights. If GenOn were unable to meet its indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, then Houston Electric, CenterPoint Energy or CERC could incur liability and be responsible for satisfying the liability. Houston Electric does not expect the ultimate outcome of the case against CES to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(9)  Income Taxes

The effective tax rate reported for the three months ended September 30, 2017 and 2016 was 35%. The effective tax rates reported for the nine months ended September 30, 2017 was 36% compared to 35% for the same period in 2016.

Houston Electric reported no uncertain tax liability as of September 30, 2017 and expects no significant change to the uncertain tax liability over the next twelve months. CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through 2015. For the 2016 and 2017 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2016 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2016 Form 10-K.

RECENT EVENTS

Hurricane Harvey. Our electric delivery system suffered damage as a result of Hurricane Harvey, which struck the Texas coast on Friday, August 25, 2017. For further information regarding the impact of Hurricane Harvey, see Note 4 to our Interim Condensed Financial Statements.

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

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except throughput and customer data)
Revenues:
TDU	$729	$726	$1,943	$1,878
Bond Companies	114	183	290	450
Total revenues	843	909	2,233	2,328
Expenses:
Operation and maintenance, excluding Bond Companies	344	336	1,040	995
Depreciation and amortization, excluding Bond Companies	97	96	296	285
Taxes other than income taxes	59	59	177	173
Bond Companies	96	160	232	380
Total expenses	596	651	1,745	1,833
Operating income	247	258	488	495
Interest and other finance charges	(32)	(32)	(97)	(94)
Interest on Securitization Bonds	(18)	(23)	(58)	(70)
Other income, net	4	5	13	14
Income before income taxes	201	208	346	345
Income tax expense	71	72	123	121
Net income	$130	$136	$223	$224

Operating Income:
TDU	$229	$235	$430	$425
Bond Companies (1)	18	23	58	70
Total operating income	$247	$258	$488	$495

Throughput (in GWh):
Residential	10,419	10,776	23,512	23,427
Total	26,453	26,518	67,956	66,839

Number of metered customers at end of period:
Residential	2,156,624	2,116,312	2,156,624	2,116,312
Total	2,435,558	2,389,014	2,435,558	2,389,014

(1) Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

We reported operating income of $247 million for the three months ended September 30, 2017, consisting of $229 million from the TDU and $18 million related to the Bond Companies. For the three months ended September 30, 2016, operating income totaled $258 million, consisting of $235 million from the TDU and $23 million related to the Bond Companies.

TDU operating income decreased $6 million, primarily due to the following key factors:

•	lower usage of $12 million, largely due to a return to more normal weather in 2017;

•	lower equity return of $9 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during 2016; and

•	lower miscellaneous revenues, including right-of-way, of $7 million.

These decreases to operating income were partially offset by the following:

•	rate increases of $12 million related to distribution capital investments;

•	lower operation and maintenance expenses of $4 million; and

•	customer growth of $9 million from the addition of over 46,000 new customers.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

We reported operating income of $488 million for the nine months ended September 30, 2017, consisting of $430 million from the TDU and $58 million related to the Bond Companies. For the nine months ended September 30, 2016, operating income totaled $495 million, consisting of $425 million from the TDU and $70 million related to the Bond Companies.

TDU operating income increased $5 million, primarily due to the following key factors:

•	rate increases of $39 million related to distribution capital investments; and

•	customer growth of $26 million from the addition of over 46,000 new customers.

These increases to operating income were partially offset by the following:

•	lower equity return of $22 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during 2016;

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $14 million;

•	lower usage of $11 million;

•	lower miscellaneous revenues, including right-of-way, of $9 million;

•	higher operation and maintenance expenses of $2 million; and

•	increased transmission costs billed by transmission providers of $47 million, which were partially offset by higher transmission-related revenues of $46 million.

Income Tax Expense. Our effective tax rates reported for the three months ended September 30, 2017 and 2016 was 35%. The effective tax rates reported for the nine months ended September 30, 2017 was 36% compared to 35% for the same period in 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, dividends to parent and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our system through value-added projects. Our principal anticipated cash requirements for the remaining three months of 2017 include approximately $306 million of capital expenditures, $64 million of scheduled principal payments on Securitization Bonds and restoration costs associated with Hurricane Harvey.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs for the remaining three months of 2017. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project

Construction began on the Brazos Valley Connection in February 2017, and we expect to complete construction and energize the Brazos Valley Connection in the first quarter of 2018, ahead of the original June 1, 2018 energization date. We continue to anticipate that the final capital costs of the project will be within the estimated range of approximately $270-$310 million in the PUCT’s original order. We are eligible to continue making filings for the recovery of land acquisition costs through interim TCOS updates in advance of project completion.

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

Rate Change Applications

We are routinely involved in rate change applications before the PUCT.  Those applications sometimes include general rate cases where the entire cost of service of the utility is assessed and reset.  More frequently, we are involved in proceedings to adjust our capital tracking mechanisms (TCOS and DCRF) and to adjust our EECRF. The table below reflects significant applications pending or completed since our 2016 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
AMS	N/A	June 2017	TBD	TBD	Final reconciliation of AMS surcharge proposing a $28.7 million refund for AMS revenue in excess of expenses, for which a reserve has been recorded. Refunds began in September 2017.
EECRF (2)	$11.0	June 2017	TBD	TBD	Annual reconciliation filing for program year 2016 and includes proposed performance bonus of $11 million. Anticipated effective date of March 2018.
DCRF	41.8	April 2017	September 2017	July 2017
Based on an increase in eligible distribution-invested capital for 2016 of $479 million. Unanimous Stipulation and Settlement Agreement was filed in June 2017 for $86.8 million (a $41.8 million annual increase).  The settlement agreement also included the AMS refund referenced above.

TCOS	7.8	December 2016	February 2017	February 2017	Based on an incremental increase in total rate base of $109.6 million.
TCOS	39.3	September 2017	TBD	TBD	Based on an incremental increase in total rate base of $263.4 million.

(1)	Represents proposed increases when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

(2)	Amounts are recorded when approved.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general limited liability company purposes and may also be utilized to obtain letters of credit. For further details related to our revolving credit facility and the 2017 amendment, please see Note 7 to our Interim Condensed Financial Statements.
As of October 26, 2017, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at October 26, 2017 (1)	Termination Date
(in millions)
March 3, 2016	$300	$4	March 3, 2022

(1)	Represents outstanding letters of credit.

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

Temporary Investments

As of October 26, 2017, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of October 26, 2017, we had investments in the money pool of $90 million. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including Securitization Bonds issued by wholly-owned subsidiaries.

In January 2017, we issued $300 million aggregate principal amount of general mortgage bonds. For further information about our 2017 debt transactions, see Note 7 to our Interim Condensed Financial Statements.

As of September 30, 2017, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3 billion, of which $118 million is not reflected in our consolidated financial statements because of the contingent nature of the obligation.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2017. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At September 30, 2017, our subsidiaries had the following aggregate principal amount of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$402
Bond Company III	138
Bond Company IV	1,084
Restoration Bond Company	312
Total	$1,936

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. On August 4, 2017, S&P revised its rating outlook on our senior secured debt to positive from developing and affirmed its rating. On September 24, 2017, Fitch upgraded our senior secured debt rating to A+ and maintained its rating outlook of stable.

The interest on borrowings under our credit facility is based on our credit rating. As of October 26, 2017, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A1	Stable	A	Positive	A+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under our revolving credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of September 30, 2017, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the nine months ended September 30, 2017 and 2016 was 3.13 and 3.01, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the 12-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Date: November 3, 2017