Form 10-K
period 2017-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2018-02-22
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates as of June 30, 2017: None

i

GLOSSARY
ADFIT	Accumulated deferred federal income taxes
ADMS	Advanced Distribution Management System
AFUDC	Allowance for funds used during construction
AMS	Advanced Metering System
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bond Companies
Bond Company II, Bond Company III, Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds

Bond Company II	CenterPoint Energy Transition Bond Company II, LLC
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	CenterPoint Energy Services, Inc.
COLI	Corporate-owned life insurance
DCRF	Distribution Cost Recovery Factor
DOE	U.S. Department of Energy
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERCOT ISO	ERCOT Independent System Operator
ERO	Electric Reliability Organization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
GenOn	GenOn Energy, Inc.
GHG	Greenhouse gases
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IBEW	International Brotherhood of Electrical Workers
IG	Intelligent Grid
IRS	Internal Revenue Service
kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
NAV	Net asset value
NECA	National Electrical Contractors Association
NERC	North American Electric Reliability Corporation

GLOSSARY (cont.)
NRG	NRG Energy, Inc.
PRPs	Potentially responsible parties
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC
RICE MACT	Reciprocating Internal Combustion Engines Maximum Achievable Control Technology
RRI	Reliant Resources, Inc.
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
Texas RE	Texas Reliability Entity
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets

We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2017, 2016 and 2015.

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

Our principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

We make available free of charge on our parent company’s Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.  Our parent company’s website address is www.centerpointenergy.com.  Investors should also note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our parent’s website to communicate with our investors. It is possible that the financial and other information posted there could be deemed material information. Except to the extent explicitly stated herein, documents and information on our parent company’s website are not incorporated by reference herein.

Electric Transmission & Distribution

We are a transmission and distribution electric utility that operates wholly within the state of Texas and is a member of ERCOT. ERCOT serves as the independent system operator and regional reliability coordinator for member electric power systems in most of Texas. The ERCOT market represents approximately 90% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market operates under the reliability standards developed by the NERC, approved by the FERC and monitored and enforced by the Texas RE. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid. Neither we nor any other subsidiary of CenterPoint Energy makes direct retail or wholesale sales of electric energy or owns or operates any electric generating facilities. Our service territory is depicted below:

Electric Transmission

On behalf of REPs, we deliver electricity from power plants to substations, from one substation to another and to retail electric customers taking power at or above 69 kV in locations throughout our certificated service territory. We construct and maintain transmission facilities and provide transmission services under tariffs approved by the PUCT.

The ERCOT ISO is responsible for operating the bulk electric power supply system in the ERCOT market. Our transmission business, along with those of other owners of transmission facilities in Texas, supports the operation of the ERCOT ISO. We participate with the ERCOT ISO and other ERCOT utilities to plan, design, obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing constraints on the ERCOT transmission grid.

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

Bond Companies

We have special purpose subsidiaries consisting of the Bond Companies, which we consolidate in our consolidated financial statements. The consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds, and conducting activities incidental thereto. The Securitization Bonds are repaid through charges imposed on customers in our service territory.  For further discussion of the Securitization Bonds and the outstanding balances as of December 31, 2017 and 2016, see Note 8 to our consolidated financial statements.

Customers

We serve nearly all of the Houston/Galveston metropolitan area. At December 31, 2017, our customers consisted of approximately 68 REPs, which sell electricity to more than 2.4 million metered customers in our certificated service area, and municipalities, electric cooperatives and other distribution companies located outside our certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the PUCT. We do not have long-term contracts with any of our customers. We operate using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day. For information regarding our major customers, see Note 7 to our consolidated financial statements.

Utility Technology

Our Smart Grid is comprised of the AMS, IG, ADMS and private telecommunications network. Since 2009, we have deployed fully operational advanced meters to virtually all of our 2.4 million metered customers, automated 31 substations, installed 872 IG Switching Devices on more than 200 circuits, built a wireless radio frequency mesh telecommunications network across our 5,000-square mile footprint, and enabled real-time grid monitoring and control, which leverages information from smart meters and field sensors to manage system events through the ADMS. We believe that the Smart Grid is already improving electric distribution service reliability and restoration, enhancing the consumer experience, supporting the growth of renewable energy and helping the environment by reducing carbon emissions.

Competition

There are no other electric transmission and distribution utilities in our service area. For another provider of transmission and distribution services to provide such services in our territory, it would be required to obtain a certificate of convenience and necessity from the PUCT and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in our service area at this time. Distributed generation (i.e., power generation located at or near the point of consumption) could result in a reduction of demand for our distribution services but has not been a significant factor to date.

Seasonality

A significant portion of our revenues is derived from rates that we collect from each REP based on the amount of electricity we deliver on behalf of that REP. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues generally being higher during the warmer months.

Properties

All of our properties are located in Texas. Our properties consist primarily of high-voltage electric transmission lines and poles, distribution lines, substations, service centers, service wires, telecommunications network and meters. Most of our transmission and distribution lines have been constructed over lands of others pursuant to easements or along public highways and streets under franchise agreements and as permitted by law.

All of our real and tangible properties, subject to certain exclusions, are currently subject to:

•	the lien of a Mortgage and Deed of Trust (the Mortgage) dated November 1, 1944, as supplemented; and

•	the lien of a General Mortgage (the General Mortgage) dated October 10, 2002, as supplemented, which is junior to the lien of the Mortgage.

For information related to debt outstanding under the Mortgage and General Mortgage, see Note 8 to our consolidated financial statements.

Electric Lines - Transmission. As of December 31, 2017, we owned and operated the following electric transmission lines:

	Circuit Miles
Operating Voltage	Overhead Lines	Underground Lines
69 kV	271	2
138 kV	2,198	24
345 kV	1,219	—
	3,688	26

Electric Lines - Distribution.  As of December 31, 2017, we owned 28,883 pole miles of overhead distribution lines and 24,662 circuit miles of underground distribution lines.

Substations.  As of December 31, 2017, we owned 235 major substation sites having a total installed rated transformer capacity of 64,924 megavolt amperes.

Service Centers.  As of December 31, 2017, we operated 14 regional service centers located on a total of 292 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

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

Federal Energy Regulatory Commission

We are not a “public utility” under the Federal Power Act and, therefore, are not generally regulated by the FERC, although certain of our transactions are subject to limited FERC jurisdiction. The FERC has certain responsibilities with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by us and other utilities within ERCOT. The FERC has designated the NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system (Electric Entities). The ERO and the FERC have authority to (a) impose fines and other sanctions on Electric Entities that fail to comply with approved standards and (b) audit compliance with approved standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the Texas RE. We do not anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on our operations. To the extent that we are required to make additional expenditures to comply with these standards, it is anticipated that we will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT for electric transmission provided.

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

Our distribution rates charged to REPs for residential customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are primarily based on peak demand. All REPs in our service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a distribution recovery mechanism for recovery of incremental distribution-invested capital above that which is already reflected in the base distribution rate, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an EECR charge, and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services.

For a discussion of certain of our ongoing regulatory proceedings, see “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report, which discussion is incorporated herein by reference.

ENVIRONMENTAL MATTERS

Our operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, including, but not limited to:

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

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to assess, clean up and restore sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and/or property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may impact the environment. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to maintain compliance with changing environmental laws and regulations and to ensure the costs of such compliance are reasonable.

Based on current regulatory requirements and interpretations, we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we believe that our current environmental remediation activities will not materially interrupt or diminish our operational ability. We cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of material current environmental and safety issues, laws and regulations that relate to our operations. We believe that we are in substantial compliance with these environmental laws and regulations.

Global Climate Change

There is increasing attention being paid in the United States and worldwide to the issue of climate change. As a result, from time to time, regulatory agencies have considered the modification of existing laws or regulations or the adoption of new laws or regulations addressing the emissions of GHG on the state, federal, or international level. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in GHG emissions. We, in contrast to some electric utilities, do not generate electricity and thus are not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or to use other energy sources could result in a decrease in demand for our services.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our business.

To the extent climate changes may occur, financial results from our business could be impacted. Warmer temperatures in our service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. When we cannot deliver electricity to customers, or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Air Emissions

Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions. We may be required to obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. Under the National

Emission Standards for Hazardous Air Pollutants, the EPA established the RICE MACT rule. Back up electrical generators we use are substantially compliant with these laws and regulations.

Water Discharges

Our operations are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material into wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of petroleum or other pollutants from our facilities could result in fines or penalties as well as significant remedial obligations.

Under the Obama administration, the EPA promulgated a set of rules that included a comprehensive regulatory overhaul of defining “waters of the United States” for the purposes of determining federal jurisdiction. These regulations have the potential to affect many aspects of our water-related regulatory compliance obligations. However, the new rules were challenged in court, and the U.S. Supreme Court has recently held that any challenge to the rules must be brought in the U.S. district courts rather than directly before the U.S. courts of appeals. As a result, the new definition of the “waters of the United States” is likely to be disputed in litigation for years to come. Additionally, the Trump administration has signaled its intent to repeal and replace the Obama-era rules. Thus, the fate and content of the new regulations is currently uncertain, and it is not clear when, and even if, they will be enacted. The potential impact of any new “waters of the United States” regulations on our business, liabilities, compliance obligations or profits and revenues is uncertain at this time.

Hazardous Waste

Our operations generate wastes, including some hazardous wastes, that are subject to the federal RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, transport and disposal of hazardous and solid waste. Ordinary industrial wastes such as paint wastes, waste solvents and laboratory wastes may be regulated as hazardous waste.

Liability for Remediation

CERCLA, also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of “hazardous substances” into the environment. Classes of PRPs include the current and past owners or operators of sites where a hazardous substance was released and companies that disposed or arranged for the disposal of hazardous substances at offsite locations such as landfills. In the course of our ordinary operations we do, from time to time, generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to recover the costs they incur from the responsible classes of persons. Under CERCLA, we could potentially be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for associated response and assessment costs, including for the costs of certain health studies.

Liability for Preexisting Conditions

For information about preexisting environmental matters, please see Note 10(b) to our consolidated financial statements.

EMPLOYEES

As of December 31, 2017, we had 2,816 full-time employees, of which approximately 52% were subject to a collective bargaining agreement. The collective bargaining agreement with the IBEW Local 66 will expire in May of 2020. This agreement was last negotiated in 2016.

Item 1A.	Risk Factors

The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this report, summarizes the principal risk factors associated with our business. However, additional risks and uncertainties either not presently known or not currently believed by management to be material may also adversely affect our business.

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

Other than the financial covenant contained in our credit facility (described under “Management’s Narrative Analysis of Results of Operations—Liquidity and Capital Resources” in Item 7 of Part II of this report), which could have the practical effect of limiting the payment of dividends under certain circumstances, there are no contractual restrictions on our ability to pay dividends to CenterPoint Energy. Our management could decide to increase our dividends to CenterPoint Energy to support its cash needs. This could adversely affect our liquidity. However, under our credit facility, our ability to pay dividends is restricted by a covenant that debt, excluding Securitization Bonds, as a percentage of total capitalization may not exceed 65%.

If we are unable to arrange future financings on acceptable terms, our ability to refinance existing indebtedness could be limited.

As of December 31, 2017, we had $4.8 billion of outstanding indebtedness on a consolidated basis, which includes $1.9 billion of non-recourse Securitization Bonds. As of December 31, 2017, principal repayments through 2020 are limited to scheduled principal repayments of approximately $1.1 billion on Securitization Bonds, for which dedicated revenue streams exist. Our future financing activities may be significantly affected by, among other things:

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

•
our exposure to GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG and currently the subject of bankruptcy proceedings, in connection with certain indemnification obligations; and

•	provisions of relevant tax and securities laws.

As of December 31, 2017, we had approximately $2.9 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including approximately $118 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated. Additionally, as of December 31, 2017, we had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $4.2 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2017. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Our current credit ratings are discussed in “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

The creditworthiness and liquidity of our parent company and our affiliates could affect our creditworthiness and liquidity.

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of December 31, 2017, CenterPoint Energy and its subsidiaries other than us have approximately $50 million principal amount of debt required to be paid through 2020. If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness and liquidity could be adversely affected.  In addition, CenterPoint Energy or its other subsidiaries or affiliates may from time to time acquire or dispose of assets or businesses or enter into joint ventures or other transactions that could adversely impact the credit capacity, credit ratings or liquidity of CenterPoint Energy or its other subsidiaries or affiliates, which, as a result, could adversely impact our credit ratings and liquidity. Also, from time to time we and other affiliates invest in or borrow funds from the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.

Risk Factors Affecting Our Business

Rate regulation of our business may delay or deny our ability to earn an expected return and fully recover our costs.

Our rates are regulated by certain municipalities and the PUCT based on an analysis of our invested capital, our expenses and other factors in a test year in comprehensive base rate proceedings (i.e., general rate cases) subject to periodic review and adjustment. Each of these rate proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of our control. The rates that we are allowed to charge may not match our costs at any given time, which is referred to as “regulatory lag.”

Though several interim rate adjustment mechanisms have been implemented to reduce the effects of regulatory lag, these adjustment mechanisms are subject to the applicable regulatory body’s approval and are subject to limitations that may reduce our ability to adjust rates. For example, the DCRF mechanism adjusts an electric utility’s rates for increases in net distribution-invested capital (e.g., distribution plant and intangible plant and communication equipment) since its last comprehensive base rate proceeding, but we may only make a DCRF filing once per calendar year. The TCOS mechanism allows a transmission service provider to update its wholesale transmission rates to reflect changes in transmission-related invested capital, but is only available twice per calendar year.

We can make no assurance that filings for such mechanisms will result in favorable adjustments to rates. Notwithstanding the application of the rate mechanisms discussed above, the regulatory process by which rates are determined is subject to change as a result of the legislative process or rulemaking, as the case may be, and may not always be available or result in rates that will produce recovery of our costs or enable us to earn an expected return. In addition, changes to the interim adjustment mechanisms could result in an increase in regulatory lag or otherwise impact our ability to recover our costs in a timely manner. To the extent the regulatory process does not allow us to make a full and timely recovery of appropriate costs, our results of operations, financial condition and cash flows could be adversely affected.

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

The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by us and other utilities within ERCOT. The FERC has designated the NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the Texas RE, a Texas non-profit corporation. Compliance with the mandatory reliability standards may subject us to higher operating costs and may result in increased capital expenditures. In addition, if we were to be found to be in noncompliance with applicable mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties.

A substantial portion of our receivables is concentrated in a small number of REPs and any delay or default in such payments could adversely affect our cash flows, financial condition and results of operations.

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. As of December 31, 2017, we did business with approximately 68 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and we thus remain at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. A significant portion of our billed receivables from REPs are from affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp. Our aggregate billed receivables balance from REPs as of December 31, 2017 was $215 million. Approximately 34% and 12% of this amount was owed by affiliates of NRG and Vistra Energy Corp., respectively. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations. If an REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments we had received from such REP.

The AMS deployed throughout our service territory may experience unexpected problems with respect to the timely receipt of accurate metering data.

We have deployed an AMS throughout our service territory, which integrates equipment and computer software from various vendors to eliminate the need for physical meter readings to be taken at consumers’ premises, such as monthly readings for billing purposes and special readings associated with a customer’s change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, changes in technology, cyber-security issues and factors outside our control, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict joint and several liability for costs required to clean and restore sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

In common with other companies in our line of business that serve coastal regions, we do not have insurance covering our transmission and distribution system, other than substations, because we believe it to be cost prohibitive and believe insurance capacity to be limited. In the future, we may not be able to recover the costs incurred in restoring our transmission and distribution properties following hurricanes or other disasters through issuance of storm restoration bonds or a change in our regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, we may not be able to restore any loss of, or damage to, any of our transmission and distribution properties without negative impact on our results of operations, financial condition and cash flows.

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

In connection with the organization and capitalization of RRI (now GenOn) and Texas Genco (now an affiliate of NRG), those companies and/or their subsidiaries assumed liabilities associated with various assets and businesses transferred to them and agreed to certain indemnity agreements of CenterPoint Energy entities. Such indemnities have applied in cases such as the litigation arising out of sales of natural gas in California and other markets (the last remaining case involving CenterPoint Energy is now on appeal, following the district court’s summary judgment in favor of CES, a subsidiary of CERC Corp.) and various asbestos and other environmental matters that arise from time to time. In June 2017, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2017, GenOn received court approval of a restructuring plan and is expected to emerge from Chapter 11 in mid-2018. CenterPoint Energy, CERC and CES submitted proofs of claim in the bankruptcy proceedings to protect CenterPoint Energy’s indemnity rights. If any of the indemnifying entities were unable to meet their indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, we, CenterPoint Energy or CERC could incur liability and be responsible for satisfying the liability.

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

Cyber-attacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our reputation, results of operations, financial condition and/or cash flows.
We are subject to cyber and physical security risks related to adversaries attacking information technology systems, network infrastructure, technology and facilities used to conduct almost all of our business, which includes (i) managing operations and other business processes and (ii) protecting sensitive information maintained in the normal course of business. For example, the operation of our electric transmission and distribution system is dependent on not only physical interconnection of our facilities but also on communications among the various components of our system. This reliance on information and communication between and among those components has increased since deployment of smart meters and the intelligent grid. Disruption of those communications, whether caused by physical disruption such as storms or other natural disasters, by failure of equipment or technology or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability to conduct operations and control assets.

Cyber-attacks and unauthorized access could also result in the loss, or unauthorized use, of confidential, proprietary or critical infrastructure data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, increase costs and subject us to possible legal claims and liability. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyber-attacks and unauthorized access. We are not fully insured against all cyber-security risks, any of which could adversely affect our reputation and could have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, distribution and transmission facilities may be targets of terrorist activities that could disrupt our ability to conduct our business. In January 2017, the DOE’s Quadrennial Energy Review reported that cyber threats to the electricity system are increasing in sophistication, magnitude and frequency. Any such disruptions could result in significant costs to repair damaged facilities and implement increased security measures, which could have a material adverse effect on our results of operations, financial condition and/or cash flows.

Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business we collect and retain personally identifiable information (e.g., information of our customers, suppliers and employees), and there is an expectation that we will adequately protect that information. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of the personally identifiable information we maintain, or of our data, by cyber-crime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.

Our results of operations, financial condition and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks, including:

•	operator error or failure of equipment or processes, including failure to follow appropriate safety protocols;

•	the handling of hazardous equipment or materials that could result in serious personal injury, loss of life and environmental and property damage;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•
information technology or financial system failures, including those due to the implementation and integration of new technology, that impair our information technology infrastructure, reporting systems or disrupt normal business operations;

•
information technology failure that affects our ability to access customer information or causes us to lose confidential or proprietary data that materially and adversely affects our reputation or exposes us to legal claims; and

•
catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, hurricanes, terrorism, pandemic health events or other similar occurrences, which may require participation in mutual assistance efforts by us or other utilities to assist in power restoration efforts.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have a material adverse effect on our results of operations, financial condition and/or cash flows.

Our success depends upon our ability to attract, effectively transition, motivate and retain key employees and identify and develop talent to succeed senior management.

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

If climate changes occur, financial results from our business could be impacted. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes. Since our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. When we cannot deliver electricity to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs. To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

We are uncertain how the PUCT and local municipalities may require us to respond to the effects of the recent comprehensive tax reform legislation, and these regulatory requirements may adversely affect our results of operations, financial condition and cash flows.

On December 22, 2017, President Trump signed into law comprehensive tax reform legislation informally called the Tax Cuts and Jobs Act, or TCJA, which resulted in significant changes to federal tax laws effective January 1, 2018, including, but not limited to, a reduction in the corporate income tax rate.

Our federal income tax expense is included in the rates approved by the PUCT and local municipalities and charged to consumers. When we have general rate cases and other periodic rate adjustments, we expect the lower corporate tax expense resulting from the TCJA (which includes determining the treatment of EDIT), along with other increases and decreases in our revenue requirements, to be incorporated into our future rates. Nevertheless, regulators may require us to respond to the TCJA in other ways, including through faster recoveries of reductions in federal income tax expense, accounting orders to reflect a liability to return to customers in future rate proceedings, accelerated returns to consumers of previously collected deferred federal income taxes, increased funding of infrastructure upgrades, or offsets of future rate increases. The effect on us of any potential return of tax savings resulting from the TCJA to consumers may differ depending on how each regulatory body requires us to return such savings.

On January 25, 2018, the PUCT issued an accounting order in Project No. 47945 directing electric utilities, including us, to record as a regulatory liability (1) the difference between revenues collected under existing rates and revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates and (2) the balance of EDIT that now exists because of the reduction in federal income tax rates. On February 13, 2018, we and other likely parties to a future rate case announced a settlement that requires us to make (i) a TCOS filing by February 20, 2018 to reflect the change in the federal income tax rate for our transmission rate base through July 31, 2017 and account for certain EDIT (and such filing was timely submitted), (ii) a DCRF filing in April 2018 to reflect the change in the federal income tax rate for our distribution rate base through December 31, 2017 and (iii) a full rate case filing by April 30, 2019. The settlement was presented to the PUCT during its open meeting on February 15, 2018. In response to the settlement, the PUCT did not proceed with a prior proposal to require us to file a rate case in the summer of 2018. The PUCT also amended its prior accounting order to remove the requirement that utilities include carrying costs in the new regulatory liability.

We can provide no assurances on how any regulatory body will ultimately require us to act. As such, we are currently unable to determine the impact of these potential regulatory actions in response to the enactment of the TCJA, which may adversely affect our results of operations, financial condition and cash flows.

In addition, the TCJA also includes a variety of other changes, such as a limitation on the tax deductibility of interest expense and acceleration of business asset expensing, among others. Several provisions of the TCJA are not generally applicable to the public utility industry, including the limitation on the tax deductibility of interest expense and the acceleration of business asset expensing.

We continue to assess the impact that the TCJA may have on our future results of operations, financial condition and cash flows, which impact may adversely affect our future results of operations, financial condition and cash flows.

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

We operate a business that requires sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly and increasing in complexity. New technologies will emerge or grow that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures so that we can continue to provide cost-effective and reliable methods of energy delivery. Among such technological advances are distributed generation resources (e.g., private solar), energy storage devices and more energy-efficient buildings and products designed to reduce consumption. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services.

Our future success will depend, in part, on our ability to anticipate and adapt to these technological changes in a cost-effective manner and to offer, on a timely basis, reliable services that meet customer demands and evolving industry standards. If we fail to adapt successfully to any technological change or obsolescence, fail to obtain access to important technologies or incur significant expenditures in adapting to technological change, or if implemented technology does not operate as anticipated, our business, operating results, financial condition and cash flows could be materially and adversely affected.

Our potential business strategies, including, merger and acquisition activities, may not be completed or perform as expected.

From time to time, we have made and may continue to make acquisitions of businesses and assets, including the formation of joint ventures. However, suitable acquisition candidates may not continue to be available on terms and conditions we find acceptable, or the expected benefits of completed acquisitions may not be realized fully or at all, or may not be realized in the anticipated timeframe.

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

We are subject to numerous legal proceedings, the most significant of which are summarized in Note 10 of our consolidated financial statements. Litigation is subject to many uncertainties, and we cannot predict the outcome of all matters with assurance. Final resolution of these matters may require additional expenditures over an extended period of time that may be in excess of established insurance or reserves and may have a material adverse effect on our financial results.

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

For example, our electric business is largely concentrated in Houston, Texas, where a higher percentage of employment is tied to the energy sector relative to other regions of the country. During 2015 and 2016, the rate of growth in employment in Houston declined in connection with the significant decline in energy and commodity prices over that period. Relatively low commodity prices compared to pre-2015 levels continued in 2017, and we expect such relatively low prices to continue or slightly improve in 2018. In the event economic conditions further decline, the rate of growth in Houston may also deteriorate. Increases in customer defaults or delays in payment due to liquidity constraints could negatively impact our cash flows and financial condition.

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

If we fail to maintain an effective system of internal controls, our ability to accurately report our financial condition, results of operations or cash flows or prevent fraud may be adversely affected. As a result, investors could lose confidence in our financial reporting, which could impact our business and the trading price of CenterPoint Energy’s securities.

Effective internal controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If our efforts to maintain an effective system of internal controls are not successful, we are unable to maintain adequate controls over our financial reporting and processes in the future or we are unable to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, our operating results could be harmed or we may fail to meet our reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of CenterPoint Energy’s securities.

Our business may be adversely affected by the intentional misconduct of our employees.

We are committed to living our core values of safety, integrity, accountability, initiative and respect and complying with all applicable laws and regulations. Despite that commitment and our efforts to prevent misconduct, it is possible for employees to engage in intentional misconduct, fail to uphold our core values, and violate laws and regulations for individual gain through contract or procurement fraud, misappropriation, bribery or corruption, fraudulent related-party transactions and serious breaches of CenterPoint Energy’s Ethics and Compliance Code and Standards of Conduct/Business Ethics policy, among other policies. If such intentional misconduct by employees should occur, it could result in substantial liability, higher costs, increased regulatory scrutiny and negative public perceptions, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Character of Ownership

We lease or own our principal properties in fee. Most of our electric lines are located, pursuant to easements and other rights, on public roads or on land owned by others. For information regarding our properties, please read “Business — Our Business — Electric Transmission & Distribution — Properties” in Item 1 of this report, which information is incorporated herein by reference.

Item 3.	Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting us, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 10(b) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our 1,000 outstanding common shares are held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

We paid dividends of $180 million, $135 million and $252 million on our common shares to Utility Holding, LLC in 2017, 2016 and 2015, respectively.

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

To the extent adverse economic conditions affect our suppliers and customers, our business results may suffer. For example, our electric business is largely concentrated in Houston, Texas, where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Although Houston, Texas has a diverse economy, employment in the energy industry remains important. During 2015 and 2016, the rate of growth in employment in Houston declined in connection with the significant decline in energy and commodity prices over that period. Relatively low commodity prices compared to pre-2015 levels continued in 2017, and we expect such relatively low prices to continue or slightly improve in 2018.

Also, adverse economic conditions, coupled with concerns for protecting the environment and increased availability of alternate energy sources, may cause consumers to use less energy or avoid expansions of their facilities, resulting in less demand for our services. To the extent population growth is affected by lower energy prices and there is financial pressure on some of our customers who operate within the energy industry, there may be an impact on the growth rate of our customer base and overall demand. Due to a slowdown in multi-family residential construction, meter growth in 2017 has declined. We saw year-over-year residential meter growth decline from 2.3% in 2016 to 1.6% in 2017. As the recent stability in the energy sector gains momentum in 2018, we anticipate this growth will continue at roughly 2%, in line with long-term trends.

Performance of our business is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather-adjusted basis. Overall, in 2017 the Houston area experienced a number of record-breaking high and low temperatures, primarily in January-April and in October-November, resulting in a year that was warmer by a tenth of a degree than the previous warmest year, 2012. In terms of heating degree days, Texas recorded its warmest year since 1970. In 2017, our service area experienced above normal warmth with record rainfall during Hurricane Harvey. In 2016, our service area experienced above normal warmth with episodes of flooding. In 2015, our service area experienced some of the mildest temperatures on record during November and December. Long-term national trends indicate customers have reduced their energy consumption, which could adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the area we serve, the trend toward lower usage has slowed.

 In our service area, we have benefited from growth in the number of customers, which could mitigate the effects of reduced consumption. We anticipate that this trend will continue as the region’s economy continues to grow. The profitability of our business is influenced significantly by the regulatory treatment we receive from the PUCT and local regulators who set our electric distribution rates.

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

Consistent with regulatory treatment, we defer the amount of pension expense that differs from the level of pension expense included in our base rates.

Significant Events

Tax Reform. On December 22, 2017, President Trump signed into law comprehensive tax reform legislation informally called The Tax Cuts and Jobs Acts, or TCJA, which resulted in significant changes to federal tax laws effective January 1, 2018.  For the impacts of the tax reform legislation, see Note 9 to our consolidated financial statements.

Hurricane Harvey. Our electric delivery system suffered damage as a result of Hurricane Harvey, which struck the Texas coast on Friday, August 25, 2017. For further information regarding the impact of Hurricane Harvey, see Note 4 to our consolidated financial statements.

Brazos Valley Connection Project. We began construction on the Brazos Valley Connection in February 2017. For further details, see “—Liquidity and Capital Resources —Regulatory Matters —Brazos Valley Connection Project” below.

Bailey-Jones Creek Project. In April 2017, we submitted a proposal to ERCOT for an approximately $250 million transmission project in the greater Freeport, Texas area. For further details, see “—Liquidity and Capital Resources —Regulatory Matters—Bailey-Jones Creek Project” below.

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings during 2017, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. In 2017, we issued $300 million aggregate principal amount of general mortgage bonds. For further information about our 2017 debt transactions, see Note 8 to our consolidated financial statements.

Credit Facility. In June 2017, we entered into an amendment to our revolving credit facility to extend the termination date and terminate the swingline loan subfacility. For further information about our 2017 credit facility amendment, see Note 8 to our consolidated financial statements.

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

•
tax reform and legislation, including the effects of the TCJA and uncertainties involving the PUCT’s and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;

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

•	changes in interest rates and their impact on our costs of borrowing;

•	changes in rates of inflation;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	timely and appropriate regulatory actions allowing securitization for any future hurricanes or natural disasters or other recovery of costs, including costs associated with Hurricane Harvey;

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

The following table sets forth selected financial data for the years ended December 31, 2017, 2016 and 2015, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2017	2016	2015
	(in millions, except throughput and customer data)
Revenues:
TDU	$2,589	$2,506	$2,365
Bond Companies	409	553	481
Total Revenues	2,998	3,059	2,846
Expenses:
Operation and maintenance, excluding Bond Companies	1,423	1,355	1,300
Depreciation and amortization, excluding Bond Companies	395	384	340
Taxes other than income taxes	235	231	222
Bond Companies	334	462	376
Total Expenses	2,387	2,432	2,238
Operating Income	611	627	608
Interest and other finance charges	(128)	(126)	(118)
Interest on Securitization Bonds	(77)	(91)	(105)
Other income, net	18	15	21
Income Before Income Taxes	424	425	406
Income Tax Expense (Benefit)	(9)	149	145
Net Income	$433	$276	$261

Throughput (in GWh):
Residential	29,703	29,586	28,995
Total	88,636	86,829	84,191

Number of metered customers at end of period:
Residential	2,164,073	2,129,773	2,079,899
Total	2,444,299	2,403,340	2,348,517

2017 Compared to 2016.  We reported operating income of $611 million for 2017, consisting of $536 million from the TDU and $75 million related to the Bond Companies. For 2016, operating income totaled $627 million, consisting of $536 million from the TDU and $91 million related to the Bond Companies.

TDU operating income remained flat, primarily due to the following key factors:

•	lower equity return of $22 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during the preceding 12 months;

•	higher depreciation, primarily because of ongoing additions to plant in service, and other taxes of $20 million;

•	higher operation and maintenance expenses of $19 million, primarily due to higher labor and benefits costs of $10 million and corporate support services expenses of $8 million;

•	lower usage of $12 million; and

•lower miscellaneous revenues, including right-of-way, of $10 million.

These decreases to operating income were partially offset by the following:

•rate increases of $47 million related to distribution capital investments;

•customer growth of $32 million from the addition of almost 41,000 customers; and

•	higher transmission-related revenues of $61 million, partially offset by transmission costs billed by transmission providers of $56 million.

Income Tax Expense.  We reported an effective tax rate of (2%) and 35% for the years ended December 31, 2017 and 2016, respectively. The effective tax rate of (2%) is primarily due to the remeasurement of our ADFIT liability as a result of the enactment of the TCJA on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%. See Note 9 to our consolidated financial statements for a more in-depth discussion of the 2017 impacts of the TCJA.

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

•higher operation and maintenance expenses of $3 million; and

•lower right-of-way revenues of $3 million.

Income Tax Expense.  We reported an effective tax rate of 35% and 36% for the years ended December 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, dividends to parent and various regulatory actions. Our principal anticipated cash requirements for 2018 include capital expenditures of approximately $949 million and scheduled principal payments on Securitization Bonds of $434 million.

We expect that anticipated 2018 cash needs will be met with borrowings under our credit facility, proceeds from the issuance of general mortgage bonds, anticipated cash flows from operations and intercompany borrowings. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our actual capital expenditures for 2017 and estimates of our capital expenditures for currently planned projects for 2018 through 2022:

(in millions)
2017	$924
2018	949
2019	958
2020	1,004
2021	959
2022	900

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations. These capital expenditures are anticipated to maintain reliability and safety and increase resiliency.

The following table sets forth estimates of our contractual obligations, including payments due by period:

Contractual Obligations	Total	2018	2019-2020	2021-2022	2023 and thereafter
	(in millions)
Securitization Bond debt (1)	$1,868	$434	$689	$430	$315
Other long-term debt	2,885	—	—	702	2,183
Interest payments - Securitization Bond debt (1) (2)	191	65	76	38	12
Interest payments - other long-term debt (2)	1,799	115	231	209	1,244
Operating leases (3)	1	—	—	1	—
Benefit obligations (4)	—	—	—	—	—
Total contractual cash obligations (5)	$6,744	$614	$996	$1,380	$3,754

(1)	Transition and system restoration charges are adjusted at least annually to cover debt service on the Securitization Bonds.

(2)
We calculated estimated interest payments for long-term fixed-rate debt and term debt based on the applicable rates and payment dates. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)	For a discussion of operating leases, please read Note 10(a) to our consolidated financial statements.

(4)
We expect to contribute approximately $10 million to our postretirement benefits plan in 2018 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(5)
This table does not include estimated future payments for expected future AROs. These payments are primarily estimated to be incurred after 2022. We record a separate liability for the fair value of AROs which totaled $35 million as of December 31, 2017. See Note 3(c) to our consolidated financial statements.

Off-Balance Sheet Arrangements

Other than first mortgage bonds and general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project

Construction began on the Brazos Valley Connection in February 2017, and we expect to complete construction in the first quarter of 2018 and energize the Brazos Valley Connection in the early second quarter of 2018, ahead of the original June 1, 2018 energization date.  We anticipate that the final capital costs of the project will be approximately $285 million, which is within the estimated range of approximately $270-$310 million in the PUCT’s original order.

Bailey-Jones Creek Project

In April 2017, we submitted a proposal to ERCOT requesting its endorsement of our approximately $250 million transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit transmission line. On December 12, 2017, we received approval from ERCOT, and anticipate that the PUCT will provide a decision in 2019 regarding the design and route of the project.

Rate Change Applications

We are routinely involved in rate change applications before the PUCT.  Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset.  In addition, we are periodically involved in proceedings to adjust our capital tracking mechanisms (TCOS and DCRF) and annually file to adjust our EECRF. The table below reflects significant applications pending or completed during 2017 and to date in 2018.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
Houston Electric (PUCT)
AMS	N/A	June 2017	September 2017	December 2017
Final reconciliation of AMS surcharge for a $29.2 million refund of AMS revenue in excess of expenses, for which a reserve has been recorded. Refunds began in September 2017 and will continue through August 2018.

EECRF (2)	$11.0	June 2017	March 2018	November 2017	Annual reconciliation filing for program year 2016 and includes performance bonus of $11 million.
DCRF	41.8	April 2017	September 2017	July 2017
Based on an increase in eligible distribution-invested capital for 2016 of $479 million. Unanimous Stipulation and Settlement Agreement was filed in June 2017 for $86.8 million (a $41.8 million annual increase).  The settlement agreement also included the AMS refund referenced above.

TCOS	7.8	December 2016	February 2017	February 2017	Based on an incremental increase in total rate base of $109.6 million.
TCOS	39.3	September 2017	November 2017	November 2017	Based on an incremental increase in total rate base of $263.4 million.
TCOS	N/A	February 2018	TBD	TBD
Revise TCOS application approved in November 2017 by a reduction of $41.6 million to recognize change in tax rates, amortize certain EDIT balances and adjust rate base by EDIT attributable to new plant since the last rate case, all of which are related to the TCJA.

(1)	Represents proposed increases when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

(2)	Amounts are recorded when approved.

Tax Reform

Our federal income tax expense is included in the rates approved by the PUCT and local municipalities and charged to consumers. When we have general rate cases and other periodic rate adjustments, we expect the lower corporate tax expense resulting from the TCJA (which includes determining the treatment of EDIT), along with other increases and decreases in our revenue requirements, to be incorporated into our future rates. Nevertheless, regulators may require us to respond to the TCJA in other ways, including through faster recoveries of reductions in federal income tax expense, accounting orders to reflect a liability to return to customers in future rate proceedings, accelerated returns to consumers of previously collected deferred federal income taxes, increased funding of infrastructure upgrades, or offsets of future rate increases. The effect on us of any potential return of tax savings resulting from the TCJA to consumers may differ depending on how each regulatory body requires us to return such savings.

On January 25, 2018, the PUCT issued an accounting order in Project No. 47945 directing electric utilities, including us, to record as a regulatory liability (1) the difference between revenues collected under existing rates and revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates and (2) the balance of EDIT that now exists because of the reduction in federal income tax rates. On February 13, 2018, we and other likely parties to a future rate case announced a settlement that requires us to make (i) a TCOS filing by February 20, 2018 to reflect the change in the federal income tax rate for our transmission rate base through July 31, 2017 and account for certain EDIT (and such filing was timely submitted), (ii) a DCRF filing in April 2018 to reflect the change in the federal income tax rate for our distribution rate base through December 31, 2017 and (iii) a full rate case filing by April 30, 2019. The settlement was presented to the PUCT during its open meeting on February 15, 2018. In response to the settlement, the PUCT did not proceed with a prior proposal to require us to file a rate case in the summer of 2018. The PUCT also amended its prior accounting order to remove the requirement that utilities include carrying costs in the new regulatory liability.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general limited liability company purposes and may also be utilized to obtain letters of credit. For further details related to our revolving credit facility and the 2017 amendment, please see Note 8 to our consolidated financial statements.

As of February 9, 2018, we had the following revolving credit facility and utilization of such facility (in millions):

Execution Date	Size of Facility	Amount Utilized as of February 9, 2018 (1)	Termination Date
March 3, 2016	$300	$4	March 3, 2022

(1)	Represents outstanding letters of credit.

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

In January 2017, we issued $300 million aggregate principal amount of general mortgage bonds. For further information about our 2017 debt transactions, see Note 8 to our consolidated financial statements.

As of December 31, 2017, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3 billion, of which $118 million is not reflected in our consolidated financial statements because of the contingent nature of the obligation.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.2 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2017. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

At December 31, 2017, our subsidiaries had the following aggregate principal amount of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$402
Bond Company III	138
Bond Company IV	1,020
Restoration Bond Company	311
Total	$1,871

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

Temporary Investments

As of February 9, 2018, we had no external temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of February 9, 2018, we had borrowings of $200 million from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. On December 4, 2017, S&P revised its rating outlook on our senior secured debt to stable from positive and affirmed its rating. On September 24, 2017, Fitch upgraded our senior secured debt rating to A+ and maintained its rating outlook of stable.

As of February 9, 2018, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A1	Stable	A	Stable	A+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under our revolving credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of December 31, 2017, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

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

Hedging of Interest Expense for Future Debt Issuances

During 2017 and 2018, we entered into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 8 to our consolidated financial statements.

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

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to us;

•	the outcome of litigation brought by or against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of this report.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  For further detail on our regulatory assets and liabilities, see Note 4 to our consolidated financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2(m) to our consolidated financial statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect us.

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 5(a) to our consolidated financial statements, we participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. We recorded pension cost of $42 million, $45 million and $36 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $23 million, $20 million and $16 million impacted pre-tax earnings. Our actuarially determined pension and other postemployment expense for 2017 and 2016 that is greater or less than the amounts being recovered through rates is deferred as a regulatory asset or liability, respectively.  Pension cost for 2018 is expected to be $25 million, of which we expect approximately $21 million to impact pre-tax earnings after effecting such deferrals and capitalization, based on an expected return on plan assets of 6.00% and a discount rate of 3.65% as of December 31, 2017. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2017, we had outstanding long-term debt and lease obligations that subject us to the risk of loss associated with movements in market interest rates.

As of December 31, 2017 and 2016, we had outstanding fixed-rate debt aggregating $4.8 billion and $4.9 billion, respectively, in principal amount and having a fair value of approximately $5.1 billion and $5.1 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (see Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $133 million if interest rates were to decline by 10% from their levels as of December 31, 2017. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2017 and 2016, the related statements of consolidated income, comprehensive income, member's equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 2018

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Revenues	$2,998	$3,059	$2,846

Expenses:
Operation and maintenance	1,428	1,363	1,311
Depreciation and amortization	724	838	705
Taxes other than income taxes	235	231	222
Total	2,387	2,432	2,238
Operating Income	611	627	608

Other Income (Expense):
Interest and other finance charges	(128)	(126)	(118)
Interest on Securitization Bonds	(77)	(91)	(105)
Other, net	18	15	21
Total	(187)	(202)	(202)
Income Before Income Taxes	424	425	406
Income tax expense (benefit)	(9)	149	145
Net Income	$433	$276	$261

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income	$433	$276	$261
Other comprehensive income:
Net deferred gain (loss) from cash flow hedges (net of tax of $-0-, $-0-, and $-0-)	(1)	1	—
Total	(1)	1	—
Comprehensive income	$432	$277	$261

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($230 and $340 related to VIEs, respectively)	$238	$341
Accounts and notes receivable, net ($73 and $52 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	284	225
Accounts and notes receivable—affiliated companies	7	101
Accrued unbilled revenues	120	106
Inventory	119	134
Taxes receivable	—	6
Other ($35 and $40 related to VIEs, respectively)	62	66
Total current assets	830	979
Property, Plant and Equipment, net	7,863	7,397
Other Assets:
Regulatory assets ($1,590 and $1,919 related to VIEs, respectively)	1,570	1,793
Other	29	42
Total other assets	1,599	1,835
Total Assets	$10,292	$10,211

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$434	$411
Accounts payable	243	145
Accounts and notes payable—affiliated companies	104	88
Taxes accrued	116	106
Interest accrued	65	68
Other	120	90
Total current liabilities	1,082	908
Other Liabilities:
Deferred income taxes, net	1,059	2,003
Benefit obligations	146	148
Regulatory liabilities	1,263	530
Other	54	51
Total other liabilities	2,522	2,732
Long-Term Debt, net:
VIE Securitization Bonds, net	1,434	1,867
Other long-term debt, net	2,885	2,587
Total long-term debt, net	4,319	4,454
Commitments and Contingencies (Note 10)
Member’s Equity:
Common stock	—	—
Paid-in capital	1,696	1,696
Retained earnings	673	420
Accumulated other comprehensive income	—	1
Total member’s equity	2,369	2,117
Total Liabilities and Member’s Equity	$10,292	$10,211

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash Flows from Operating Activities:
Net income	$433	$276	$261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	724	838	705
Amortization of deferred financing costs	13	14	15
Deferred income taxes	(98)	(34)	18
Changes in other assets and liabilities:
Accounts and notes receivable, net	(73)	(1)	3
Accounts receivable/payable–affiliated companies	(46)	63	(89)
Inventory	15	(1)	(7)
Accounts payable	59	(4)	—
Taxes receivable	6	53	44
Interest and taxes accrued	7	4	(9)
Net regulatory assets and liabilities	(148)	(110)	3
Other current assets	(2)	2	(1)
Other current liabilities	16	21	(40)
Other assets	13	(8)	(7)
Other liabilities	(4)	(4)	(1)
Other, net	(6)	1	—
Net cash provided by operating activities	909	1,110	895

Cash Flows from Investing Activities:
Capital expenditures	(875)	(862)	(929)
Decrease (increase) in notes receivable–affiliated companies	96	(96)	107
Decrease (increase) in restricted cash of Bond Companies	5	(5)	12
Other, net	(2)	(1)	1
Net cash used in investing activities	(776)	(964)	(809)

Cash Flows from Financing Activities:
Proceeds from long-term debt, net	298	600	200
Payments of long-term debt	(411)	(590)	(372)
Dividend to parent	(180)	(135)	(252)
Increase (decrease) in notes payable–affiliated companies	60	(312)	312
Debt issuance costs	(3)	(6)	—
Contribution from parent	—	374	—
Net cash used in financing activities	(236)	(69)	(112)

Net Increase (Decrease) in Cash and Cash Equivalents	(103)	77	(26)
Cash and Cash Equivalents at Beginning of the Year	341	264	290
Cash and Cash Equivalents at End of the Year	$238	$341	$264

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$205	$209	$213
Income taxes	76	128	81
Non-cash transactions:
Accounts payable related to capital expenditures	$104	$65	$69

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED MEMBER’S EQUITY

	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	—	1,000	—	1,000	—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,696		1,322		1,322
Contribution from parent		—		374		—
Balance, end of year		1,696		1,696		1,322
Retained Earnings
Balance, beginning of year		420		279		270
Net income		433		276		261
Dividend to parent		(180)		(135)		(252)
Balance, end of year		673		420		279
Accumulated Other Comprehensive Loss
Balance, end of year:
Net deferred gain from cash flow hedges		—		1		—
Total accumulated other comprehensive income, end of year		—		1		—
Total Member’s Equity		$2,369		$2,117		$1,601

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Background

Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc., a public utility holding company. Houston Electric provides electric transmission and distribution services to REPs serving over 2.4 million metered customers in the Texas Gulf Coast area that includes the city of Houston. As of December 31, 2017, Houston Electric had the following subsidiaries: Bond Company II, Bond Company III, Restoration Bond Company and Bond Company IV.  Houston Electric consists of a single reportable business segment: Electric Transmission & Distribution.

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

(b) Principles of Consolidation

The accounts of Houston Electric and its wholly-owned subsidiaries are included in Houston Electric’s consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. As of December 31, 2017, Houston Electric had VIEs consisting of the Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy remote special purpose entities that were formed solely for the purpose of securitizing transition and system restoration related property. Creditors of Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of Houston Electric.

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

For further detail on Houston Electric’s regulatory assets and liabilities, please see Note 4.

(f) Depreciation and Amortization Expense

Depreciation is computed using the straight-line method based on economic lives or regulatory-mandated recovery period. Transition and system restoration property is being amortized over the expected life of the Securitization Bonds (12 to 14 years), based on estimated revenue from transition or system restoration charges, interest accruals and other expenses. Other amortization expense includes amortization of certain regulatory assets and other intangibles.

(g) Capitalization of Interest and AFUDC

Interest and AFUDC are capitalized as a component of projects under construction and are amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates. Houston Electric recorded the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Capitalized interest and AFUDC included in Interest and other finance charges	$6	$6	$8
AFUDC equity included in Other Income	10	6	12

(h) Income Taxes

Houston Electric is a member of the U.S. federal consolidated income tax return of CenterPoint Energy. Houston Electric reports its income tax provision on a separate entity basis pursuant to a tax sharing agreement with CenterPoint Energy.  Houston Electric uses the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established against deferred tax assets for which management believes realization is not considered to be more likely than not. Houston Electric recognizes interest and penalties as a component of income tax expense (benefit) in its Statements of Consolidated Income. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy.

To the extent certain EDIT of Houston Electric may be recoverable or payable through future rates, regulatory assets and liabilities have been recorded, respectively.

On December 22, 2017, President Trump signed into law comprehensive tax reform legislation informally called the Tax Cuts and Jobs Acts, or TCJA, which resulted in significant changes to federal tax laws effective January 1, 2018. See Note 9 for further discussion of the impacts of tax reform implementation.

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. The provision for doubtful accounts in Houston Electric’s Statements of Consolidated Income for 2017, 2016 and 2015 was less than $1 million for each year.

(j) Inventory

Inventory consists principally of materials and supplies and is valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

(k) Environmental Costs

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

(l) Cash and Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, Houston Electric considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the Bond Companies (VIEs) solely to support servicing the Securitization Bonds as of December 31, 2017 and 2016 are reflected on the Consolidated Balance Sheets.

In connection with the issuance of Securitization Bonds, Houston Electric was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. Restricted cash accounts as of December 31, 2017 and 2016 are reported below.

	December 31,
	2017	2016
	(in millions)
Restricted cash included in Other current assets	$35	$40
Restricted cash included in Other assets	1	—
Total restricted cash	$36	$40

(m) New Accounting Pronouncements

Issued, Not Yet Effective

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. As of the first reporting period in which the guidance is adopted, a cumulative-effect adjustment to beginning retained earnings will be made, with two features that will be adopted prospectively. This standard will not have a material impact on Houston Electric’s financial position, results of operations, cash flows and disclosures upon adoption on January 1, 2018.

In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02) and related amendments. ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Houston Electric expects to adopt this standard on January 1, 2019 and is evaluating available transitional practical expedients. A modified retrospective adoption approach is required. Houston Electric is in the process of reviewing contracts to identify leases as defined in ASU 2016-02 and expects to recognize on the statements of financial position right-of-use assets and lease liabilities for the majority of its leases that are currently classified as operating leases. Houston Electric is continuing to assess the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In 2016 and 2017, the FASB issued ASUs which amended ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Early adoption is permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. While these ASUs will expand disclosures, Houston Electric has not identified any significant changes as the result of these new standards. A substantial amount of Houston Electric’s revenues are tariff based, which will not be significantly impacted by these ASUs. Houston Electric adopted these ASUs on January 1, 2018 using the modified retrospective adoption approach.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows and eliminates the variation in practice related to such classifications. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Houston Electric adopted this standard on January 1, 2018. A retrospective adoption approach is required. Houston Electric does not believe this standard will have a material impact on its financial position, results of operations, and disclosures. Due to the requirement that cash proceeds from COLI policies be classified as cash inflows from investing activity, there will be an increase in investing activity and a corresponding decrease in operating activity on the statement of cash flows when COLI proceeds are received.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A retrospective adoption approach is required. This standard will not have an impact on Houston Electric’s financial position, results of operations, and disclosures, but it will have an impact on the presentation of the statement of cash flows upon adoption on January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 revises the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then under ASU 2017-01, the asset or group of assets is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs to be more closely aligned with how outputs are described in ASC 606. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted in certain circumstances. A prospective adoption approach is required. ASU 2017-01 could have a potential impact on Houston Electric’s accounting for future acquisitions upon adoption on January 1, 2018.

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05). ASU 2017-05 clarifies when and how to apply ASC 610-20 Gains and Losses from the Derecognition of Nonfinancial Assets, which was issued as part of ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2017-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Companies can elect a retrospective or modified retrospective approach to adoption. This standard will not have a material impact on Houston Electric’s financial position, results of operations, cash flows and disclosures upon adoption on January 1, 2018.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires an employer to report the service cost component of the net periodic pension cost and postretirement benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period; all other components will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components and prospectively for the capitalization of the service cost component. The adoption of this guidance is expected to result in an increase to operating income and a decrease to other income. Prospectively, other components previously capitalized in assets will be recorded as regulatory assets. This standard will not have a material impact on Houston Electric’s financial position, results of operations, cash flows and disclosures upon adoption on January 1, 2018.

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

(3) Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful	December 31,
	Lives (in years)	2017	2016
		(in millions)
Transmission	45	$2,767	$2,402
Distribution	30	7,178	6,965
Other	15	1,551	1,473
Total		11,496	10,840
Accumulated depreciation		3,633	3,443
Property, plant and equipment, net		$7,863	$7,397

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Depreciation expense	$354	$349	$316
Amortization of securitized regulatory assets	329	455	365
Other amortization	41	34	24
Total depreciation and amortization	$724	$838	$705

(c) AROs

A reconciliation of the changes in the ARO liability is as follows:

	December 31,
	2017	2016
	(in millions)
Beginning balance	$33	$37
Accretion expense	1	1
Revisions in estimates of cash flows	1	(5)
Ending balance	$35	$33

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

The increase of $1 million in the ARO from the revision in estimates in 2017 is primarily attributable to an increase in disposal costs for distribution poles, transformers and underground fuel storage tanks. There were no material additions or settlements during the years ended December 31, 2017 and 2016.

(4) Regulatory Accounting

The following is a list of regulatory assets and liabilities reflected on Houston Electric’s Consolidated Balance Sheets as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in millions)
Securitized regulatory assets	$1,590	$1,919
Unrecognized equity return (1)	(287)	(329)
Unamortized loss on reacquired debt	75	84
Pension and postretirement-related regulatory asset	31	34
Hurricane Harvey restoration costs (2)	58	—
Excess deferred income taxes (3)	33	—
Other long-term regulatory assets (4)	70	85
Total regulatory assets	1,570	1,793

Current regulatory liabilities (5)	22	7
Non-current regulatory liabilities:
Excess deferred income taxes (3)	862	—
Estimated removal costs	285	345
Other long-term regulatory liabilities	116	185
Total non-current regulatory liabilities	1,263	530
Total regulatory liabilities	1,285	537

Total regulatory assets and liabilities, net	$285	$1,256

(1)
The unrecognized allowed equity return will be recognized as it is recovered in rates through 2024. During the years ended December 31, 2017, 2016 and 2015, Houston Electric recognized approximately $42 million, $64 million and $49 million, respectively, of the allowed equity return. The timing of Houston Electric’s recognition of the allowed equity return will vary each period based on amounts actually collected during the period. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

(2)	Houston Electric is not earning a return on its Hurricane Harvey restoration costs.

(3)	EDIT will be recovered or refunded to customers as required by tax and regulatory activities. See Note 9 for additional information.

(4)	Other long-term regulatory assets that are not earning a return were not material as of December 31, 2017 and 2016.

(5)	Current regulatory liabilities are included in Other current liabilities in Houston Electric’s Consolidated Balance Sheets.

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

Houston Electric estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Harvey will be approximately $120 million and estimates that the total restoration costs covered by insurance will be approximately $28 million. Houston Electric will defer the uninsured storm restoration costs as management believes it is probable that such costs will be recovered through traditional rate adjustment mechanisms for capital costs and through the next base rate proceeding for operation and maintenance expenses. As a result, storm restoration costs did not materially affect Houston Electric’s reported net income for 2017.

As of December 31, 2017, Houston Electric recorded the following:

(in millions)
Property, plant and equipment	$42
Insurance proceeds received	(11)
Net property, plant and equipment	31

Operation and maintenance expense	75
Insurance proceeds received	(3)
Insurance receivable	(14)
Net regulatory asset	$58

(5) Employee Benefit Plans

(a) Pension Plans

Substantially all of Houston Electric’s employees participate in CenterPoint Energy’s non-contributory qualified defined benefit plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings and accrued interest.

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to Houston Electric based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. Houston Electric recognized pension expense of $41 million, $44 million and $35 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In addition to the pension plan, Houston Electric participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under the non-contributory qualified pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was $1 million for each of the years ended December 31, 2017, 2016 and 2015.

(b) Savings Plan

Houston Electric participates in CenterPoint Energy’s tax-qualified employee savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an employee stock ownership plan under Section 4975(e)(7) of the Code. Under the plan, participating employees may make pre-tax or Roth contributions up to 50%, and after tax contributions up to 16% of their eligible compensation, not to exceed certain federally mandated limits. Houston Electric matches 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times.

Prior to January 1, 2016, participating employees could elect to invest all or a portion of their contributions to the plan in CenterPoint Energy, Inc. common stock, to have dividends reinvested in additional shares or to receive dividend payments in cash on any investment in CenterPoint Energy, Inc. common stock, and to transfer all or part of their investment in CenterPoint Energy, Inc. common stock to other investment options offered by the plan.

Effective January 1, 2016 the savings plan was amended to limit the percentage of future contributions that could be invested in CenterPoint Energy, Inc. common stock to 25% and to prohibit transfers of account balances where the transfer would result in more than 25% of a participant’s total account balance invested in CenterPoint Energy, Inc. common stock.

The savings plan has significant holdings of CenterPoint Energy, Inc. common stock. As of December 31, 2017, 12,806,085 shares of CenterPoint Energy, Inc. common stock were held by the savings plan, which represented approximately 16% of its investments. Given the concentration of the investments in CenterPoint Energy, Inc. common stock, the savings plan and its participants have market risk related to this investment.

CenterPoint Energy allocates to Houston Electric the savings plan benefit expense related to Houston Electric’s employees.  Savings plan benefit expense was $17 million, $15 million and $14 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

(c) Postretirement Benefits

Houston Electric’s employees participate in CenterPoint Energy’s benefit plans which provide certain healthcare and life insurance benefits for retired employees on both a contributory and non-contributory basis. Employees hired before January 1, 2018 become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Employees hired on or after January 1, 2018 are not eligible for these benefits, except for those employees represented by IBEW. Benefit costs are accrued over the active service period of employees. Effective January 1, 2017, members of the IBEW Local Union 66 who retire on or after January 1, 2017, and their dependents, will receive any retiree medical and prescription drug benefits exclusively through the NECA/IBEW Family Medical Care Plan pursuant to the terms of the renegotiated collective bargaining agreement entered into in May 2016.

Houston Electric is required to fund a portion of its obligations in accordance with rate orders. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Service cost - benefits earned during the period	$1	$1	$1
Interest cost on accumulated benefit obligation	9	10	13
Expected return on plan assets	(4)	(5)	(6)
Amortization of prior service credit	(6)	(4)	(2)
Amortization of loss	—	1	3
Curtailment	—	(4)	—
Net postretirement benefit cost (credit)	$—	$(1)	$9

Houston Electric used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2017	2016	2015
Discount rate	4.15%	4.35%	3.90%
Expected return on plan assets	4.75%	5.00%	5.45%

In determining net periodic benefits cost, Houston Electric uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of Houston Electric’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2017 and 2016.  The measurement dates for plan assets and obligations were December 31, 2017 and 2016.

	December 31,
	2017	2016
	(in millions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$217	$283
Service cost	1	1
Interest cost	9	10
Benefits paid	(14)	(20)
Participant contributions	2	3
Medicare drug reimbursement	—	1
Plan amendment (1)	—	(65)
Actuarial loss	10	4
Accumulated benefit obligation, end of year	$225	$217
Change in Plan Assets
Plan assets, beginning of year	$88	$110
Benefits paid	(14)	(20)
Employer contributions	10	10
Participant contributions	2	3
Actual investment return	7	5
Plan amendment (2)	—	(20)
Plan assets, end of year	$93	$88
Amounts Recognized in Balance Sheets
Other liabilities-benefit obligations	$(132)	$(129)
Net liability, end of year	$(132)	$(129)
Actuarial Assumptions
Discount rate	3.60%	4.15%
Expected long-term return on assets	4.75%	4.75%
Medical cost trend rate assumed for the next year - Pre-65	6.15%	5.75%
Medical/prescription drug cost trend rate assumed for the next year - Post-65	23.85%	10.65%
Prescription drug cost trend rate assumed for the next year - Pre-65	9.85%	10.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the cost trend rates reach the ultimate trend rate - Pre-65	2026	2024
Year that the cost trend rates reach the ultimate trend rate - Post-65	2024	2024

(1)
The postretirement benefits were amended during 2016 to change retiree medical coverage, effective January 1, 2017, as follows: (i) members of the IBEW Local Union 66 who retire on or after January 1, 2017, and their dependents, will receive any retiree medical and prescription drug coverage exclusively through the NECA/IBEW Family Medical Care Plan pursuant to the terms of the renegotiated collective bargaining agreement entered into in May 2016; and (ii)  Medicare eligible post-65 retirees will receive coverage through a Medicare Advantage Program, an insured benefit, in lieu of the previous self-insured benefit.  These changes resulted in a reduction in our postretirement plan liability of $65 million as of December 31, 2016.

(2)
In May 2016, Houston Electric entered into a renegotiated collective bargaining agreement with the IBEW Local Union 66. The Houston Lighting & Power Company Union Retirees’ Medical and Dental Benefits Trust was amended to reflect the renegotiated collective bargaining agreement by establishing a segregated and restricted account under the trust for the retiree medical benefits of post-2016 union retirees who are now covered exclusively by the NECA/IBEW Family Medical Care Plan. $20 million was transferred to the account for post-2016 union retirees.

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

For measurement purposes, medical and prescription drug costs are assumed to increase to 6.15% and 9.85%, respectively, for the pre-65 retirees, and the combined medical/prescription drug cost increase is assumed to be 23.85% for the post-65 retirees during 2018, after which these rates decrease until reaching the ultimate trend rate of 4.50% in 2026 and 2024 for the pre-65 and post-65 retirees, respectively.

Houston Electric does not have amounts recognized in accumulated other comprehensive income related to its postretirement benefit plans as of December 31, 2017 and 2016.  Unrecognized costs were recorded as a regulatory asset because Houston Electric historically and currently recovers postretirement expenses in rates.

Assumed healthcare cost trend rates have a significant effect on the reported amounts for Houston Electric’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on postretirement benefit obligation	$9	$8
Effect on total of service and interest cost	—	—

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

As part of the investment strategy discussed above, Houston Electric has adopted and maintained the following asset allocation ranges for its postretirement benefit plans:

U.S. equity	13 – 23%
International developed market equity	3 – 13%
Fixed income	69 – 79%
Cash	0 – 2%

The following tables present by level, within the fair value hierarchy, Houston Electric’s postretirement plan assets at fair value as of December 31, 2017 and 2016, by asset category as follows:

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Mutual funds (1)	$93	$—	$—	$93
Total	$93	$—	$—	$93

(1)	74% of the amount invested in mutual funds was in fixed income securities; 18% was in U.S. equities and 8% was in international equities.

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Mutual funds (1)	$88	$—	$—	$88
Total	$88	$—	$—	$88

(1)	73% of the amount invested in mutual funds was in fixed income securities; 19% was in U.S. equities and 8% was in international equities.

Houston Electric expects to contribute $10 million to its postretirement benefits plan in 2018. The following benefit payments are expected to be paid by the postretirement benefit plan:

Benefit Payments
(in millions)
2018	$11
2019	12
2020	14
2021	16
2022	17
2023-2027	85

(d) Postemployment Benefits

Houston Electric participates in CenterPoint Energy’s plan which provides postemployment benefits for certain former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Houston Electric recorded postemployment expenses of less than $1 million, $3 million and credit of $1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amounts relating to postemployment obligations included in Benefit Obligations in the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016 was $3 million and $6 million, respectively.

(e) Other Non-Qualified Plans

Houston Electric participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of Houston Electric. Houston Electric recorded benefit expense relating to these plans of $1 million in each of the years ended December 31, 2017, 2016 and 2015. Amounts relating to deferred compensation plans included in Benefit Obligations in the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016 was $10 million and $11 million, respectively.

(f) Other Employee Matters

As of December 31, 2017, Houston Electric had 2,816 full-time employees, of which approximately 52% were subject to a collective bargaining agreement. The collective bargaining agreement with the IBEW Local 66 expired in May 2016. Houston Electric successfully negotiated the follow-on agreement in 2016. The new collective bargaining agreement with the IBEW Local 66 expires in May 2020.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  As of December 31, 2017 and 2016, Houston Electric held Level 1 investments of $51 million and $59 million, respectively, which were primarily investments in money market funds and are included in other current assets and other assets in the Consolidated Balance Sheets.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Houston Electric had no Level 2 assets or liabilities as of either December 31, 2017 or 2016.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect Houston Electric’s judgments about the assumptions market participants would use in determining fair value.  Houston Electric had no Level 3 assets or liabilities as of either December 31, 2017 or 2016.

Houston Electric determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the years ended December 31, 2017 and 2016, there were no transfers between levels.

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

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt, including current portion	$4,753	$5,034	$4,865	$5,079

(7) Related Party Transactions and Major Customers

(a) Related Party Transactions

Houston Electric participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  Houston Electric had borrowings in the money pool of $60 million and investments in the money pool of $96 million as of December 31, 2017 and 2016, respectively, which are included in accounts and notes receivable-affiliated companies and accounts and notes payable-affiliated companies, respectively, in the Consolidated Balance Sheets.  As of December 31, 2017, Houston Electric’s money pool borrowings had a weighted-average interest rate of 1.90%.

For the years ended December 31, 2017, 2016 and 2015, Houston Electric had affiliate related net interest income of $2 million, interest expense of $4 million and $1 million, respectively.

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

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Corporate service charges	$188	$179	$176
Charges from CERC for services provided	8	7	6
Billings to CERC for services provided	(17)	(15)	(18)

Houston Electric paid dividends of $180 million, $135 million and $252 million on its common shares to Utility Holding, LLC in 2017, 2016 and 2015, respectively. In 2016, CenterPoint Energy made an equity contribution of $374 million to Houston Electric.

(b) Major Customers

Houston Electric’s transmission and distribution revenues from major customers are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Affiliates of NRG	$713	$698	$741
Affiliates of Vistra Energy Corp.	$229	$220	$220

(8) Long-term Debt

	December 31, 2017		December 31, 2016
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
Long-term debt:
First mortgage bonds 9.15% due 2021	102	—	102	—
General mortgage bonds 1.85% to 6.95% due 2021 to 2044 (2)	2,812	—	2,512	—
System restoration bonds 3.46% to 4.243% due 2018 to 2022	256	56	312	53
Transition bonds 2.161% to 5.302% due 2019 to 2024	1,181	378	1,560	358
Unamortized debt issuance costs	(22)	—	(23)	—
Unamortized discount and premium, net	(10)	—	(9)	—
Total long-term debt	$4,319	$434	$4,454	$411

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)	Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

Debt Issuances. Houston Electric issued the following general mortgage bonds during 2017:

Issuance Date	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
January 2017	$300	3.00%	2027

The proceeds from the issuance of these bonds were used to repay short-term debt and for general limited liability company purposes.

Hedging of Interest Expense for Future Debt Issuances. In January 2017, Houston Electric entered into forward interest rate agreements with multiple counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 10-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $300 million issuance of fixed rate debt in January 2017. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the effective portion of realized losses associated with the agreements, which totaled approximately $1 million, is a component of accumulated other comprehensive income in 2017 and will be amortized over the life of the bonds.

As of December 31, 2017, Houston Electric had no pre-issuance interest rate hedges in place.

In January and February 2018, Houston Electric entered into forward interest rate agreements with multiple counterparties, having an aggregate notional amount of $200 million. These agreements were executed to hedge, in part, volatility in the 30-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments on a forecasted issuance of fixed rate debt in 2018. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the effective portion of unrealized gains and losses associated with the forward interest rate agreements will be recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, will be recorded in income.

Securitization Bonds. As of December 31, 2017, Houston Electric had special purpose subsidiaries consisting of the Bond Companies, which it consolidates. The consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These Securitization Bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. Houston Electric has no payment obligations in respect of the Securitization Bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or Houston Electric have no recourse to any assets or revenues of the Bond Companies (including the transition and system restoration charges), and the holders of Securitization Bonds have no recourse to the assets or revenues of CenterPoint Energy or Houston Electric.

Revolving Credit Facility. In June 2017, Houston Electric entered into an amendment to its revolving credit facility to extend the termination date thereof from March 3, 2021 to March 3, 2022 and to terminate the swingline loan subfacility thereunder. No changes were made to the aggregate commitments under the revolving credit facility.

As of December 31, 2017 and 2016, Houston Electric had the following revolving credit facility and utilization of such facility:

December 31, 2017			December 31, 2016
Size of Facility	Loans	Letters of Credit	Size of Facility	Loans	Letters of Credit
(in millions)
$300	$—	$4	$300	$—	$4

Execution Date	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio (2)	Debt for Borrowed Money to Capital Ratio as of December 31, 2017 (3)	Termination Date (4)
	(in millions)
March 3, 2016	$300	1.125%	65%	48.6%	March 3, 2022

(1)	Based on current credit ratings.

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

(3)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

(4)	Amended on June 16, 2017 to extend the termination date as noted above.

Houston Electric was in compliance with all financial debt covenants as of December 31, 2017.

Maturities. Maturities of long-term debt, capital leases and sinking fund requirements are as follows:

	Houston Electric (1)	Securitization Bonds
	(in millions)
2018	$434	$434
2019	458	458
2020	231	231
2021	613	211
2022	519	219

(1)	These maturities include Securitization Bonds principal repayments on scheduled payment dates.

Liens.  As of December 31, 2017, Houston Electric’s assets were subject to liens securing approximately $102 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2017, 2016 and 2015 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2018 is approximately $266 million, and the sinking fund requirement to be satisfied in 2018 is approximately $1.6 million. Houston Electric expects to meet these 2018 obligations by certification of property additions. As of December 31, 2017, Houston Electric’s assets were also subject to liens securing approximately $2.9 billion of general mortgage bonds, which are junior to the liens of the first mortgage bonds.

(9) Income Taxes

The components of Houston Electric’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current income tax expense:
Federal	$70	$165	$106
State	19	18	21
Total current expense	89	183	127
Deferred income tax expense (benefit):
Federal	(98)	(34)	18
Total deferred expense (benefit)	(98)	(34)	18
Total income tax expense (benefit)	$(9)	$149	$145

A reconciliation of income tax expense (benefit) using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Income before income taxes	$424	$425	$406
Federal statutory income tax rate	35%	35%	35%
Expected federal income tax expense	148	149	142
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	12	12	14
Federal income tax rate reduction	(158)	—	—
Other, net	(11)	(12)	(11)
Total	(157)	—	3
Total income tax expense (benefit)	$(9)	$149	$145
Effective tax rate	(2)%	35%	36%

In 2017, Houston Electric recognized a $158 million deferred tax benefit from the remeasurement of Houston Electric’s ADFIT liability as a result of the enactment of the TCJA on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%. For additional information on the 2017 impacts of the TCJA, please see the discussion following the deferred tax assets and liabilities table below.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Benefits and compensation	$28	$47
Asset retirement obligations	7	12
Regulatory liabilities	198	17
Other	3	4
Total deferred tax assets	236	80

Deferred tax liabilities:
Property, plant, and equipment	1,030	1,541
Regulatory assets	265	542
Total deferred tax liabilities	1,295	2,083
Net deferred tax liabilities	$1,059	$2,003

Federal Tax Reform. On December 22, 2017, President Trump signed into law comprehensive tax reform legislation informally called The Tax Cuts and Jobs Acts, or TCJA, which resulted in significant changes to federal tax laws effective January 1, 2018.  The new legislation contains several key tax provisions that will impact Houston Electric, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018.  The new legislation also includes a variety of other changes, such as, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that may qualify for a tax deduction, among others.  Several provisions of the TCJA are not generally applicable to the public utility industry, including the limitation on the tax deductibility of interest expense and acceleration of business asset expensing.

While the effective date of the rate change in the legislation is January 1, 2018, ASC 740 requires that deferred tax balances be adjusted in the period of enactment to the rate in which those deferred taxes will reverse. The EDIT from the rate change resulted in an adjustment to income tax expense of $158 million and creation of a net regulatory liability of $829 million (includes $180 million gross-up) for the amount that is likely to be returned to ratepayers. The $158 million benefit to income tax expense is for the remeasurement of Houston Electric’s stranded costs related to the Securitization Bonds. The amount and expected amortization of the net regulatory tax liability may differ from the $829 million estimate, possibly materially, due to, among other things, regulatory actions, interpretations and assumptions Houston Electric has made, and any guidance that may be issued in the future. Houston Electric will continue to assess the amount and expected amortization of the net regulatory tax liability as it has proceedings with regulators in future periods. For the discussion of risks associated with the amount and expected flow through of EDIT by Houston Electric, see “Management’s Narrative Analysis of Results of Operations—Liquidity and Capital Resources—Regulatory Matters—Tax Reform” in Item 7 of Part II of this report.

Houston Electric is a member of the U.S. federal consolidated income tax return of CenterPoint Energy. Houston Electric reports its income tax provision on a separate entity basis pursuant to a tax sharing agreement with CenterPoint Energy.

Uncertain Income Tax Positions. Houston Electric reported no uncertain tax liability as of December 31, 2017, 2016, and 2015. Houston Electric expects no significant change to the uncertain tax liability over the next 12 months ending December 31, 2018.

Tax Audits and Settlements.   Tax years through 2015 have been audited and settled with the IRS. For the 2016 through 2018 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(10) Commitments and Contingencies

(a) Lease Commitments

Houston Electric currently has obligations under non-cancelable long-term operating leases of less than $1 million per year for the years 2018 to 2022. Total lease expense for all operating leases was less than $1 million in each of the years ended December 31, 2017, 2016 and 2015.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all such cases. CES, a subsidiary of CERC Corp., was a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  On May 24, 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. The plaintiffs have appealed that ruling. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims. In June 2017, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2017, GenOn received court approval of a restructuring plan and is expected to emerge from Chapter 11 in mid-2018. CenterPoint Energy, CERC, and CES submitted proofs of claim in the bankruptcy proceedings to protect their indemnity rights. If GenOn were unable to meet its indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, then Houston Electric, CenterPoint Energy or CERC could incur liability and be responsible for satisfying the liability. Houston Electric does not expect the ultimate outcome of the case against CES to have a material adverse effect on its financial condition, results of operations or cash flows.

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

Other Environmental. From time to time, Houston Electric identifies the presence of environmental contaminants during its operations or on property where its predecessor companies have conducted operations.  Other such sites involving contaminants may be identified in the future.  Houston Electric has and expects to continue to remediate any identified sites consistent with its state and federal legal obligations. From time to time, Houston Electric has received notices, and may receive notices in the future, from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, Houston Electric has been, or may be, named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, Houston Electric does not expect these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(11) Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$638	$752	$843	$765
Operating income	77	164	247	123
Net income (1)	18	75	130	210

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$656	$763	$909	$731
Operating income	79	158	258	132
Net income	17	71	136	52

(1)	Net income for the fourth quarter 2017 includes a reduction in income taxes of $158 million due to tax reform. See Note 9 for further discussion of the impacts of tax reform implementation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

The ratio of earnings to fixed charges as calculated pursuant to SEC rules was 2.98, 2.88, 2.72, 2.57 and 2.67 for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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

Aggregate fees billed to Houston Electric during the fiscal years ending December 31, 2017 and 2016 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2017	2016
Audit fees (1)	$819,364	$735,280
Audit-related fees (2)	516,000	598,000
Total audit and audit-related fees	1,335,364	1,333,280
Tax fees	—	—
All other fees	—	—
Total fees	$1,335,364	$1,333,280

(1)
For 2017 and 2016, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2017 and 2016, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

Houston Electric is not required to have, and does not have, an audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 57.

Item 16.	Form 10-K Summary

None.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2017

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
		HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(a)(2)	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(a)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(a)(3)	Fifty-First Supplemental Indenture to Exhibit 4(a)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(a)(4)	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(a)(5)	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(a)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(a)(6)	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(a)(7)	Sixtieth Supplemental Indenture to Exhibit 4(a)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(a)(8)	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(a)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(a)(9)	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(b)(1)	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(1)
4(b)(2)	Second Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(3)
4(b)(3)	Third Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(4)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(4)	Officer’s Certificates dated October 10, 2002, setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy, Inc.’s (“CNP’s”) Form 10-K for the year ended December 31, 2003	1-31447	4(c)(10)
4(b)(5)	Ninth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 12, 2002	CNP’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(b)(6)	Tenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 18, 2003	Form 8-K dated March 13, 2003	1-3187	4.1
4(b)(7)	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	Form 8-K dated March 13, 2003	1-3187	4.2
4(b)(8)	Eleventh Supplemental Indenture to Exhibit 4(b)(1), dated as of May 23, 2003	Form 8-K dated May 16, 2003	1-3187	4.1
4(b)(9)	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	Form 8-K dated May 16, 2003	1-3187	4.2
4(b)(10)	Twentieth Supplemental Indenture to Exhibit 4(b)(1), dated as of December 9, 2008	Form 8-K dated January 6, 2009	1-3187	4.2
4(b)(11)	Twenty-Second Supplemental Indenture to Exhibit 4(b)(1), dated as of August 10, 2012	CNP’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)
4(b)(12)	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)
4(b)(13)	Twenty-Third Supplemental Indenture, dated as of March 17, 2014, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CNP’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10
4(b)(14)	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CNP’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11
4(b)(15)	Twenty-Fourth Supplemental Indenture, dated as of May 18, 2016, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CNP’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.5
4(b)(16)	Officer’s Certificate, dated as of May 18, 2016, setting forth the form, terms and provisions of the Twenty-Fifth Series of General Mortgage Bonds	CNP’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.6
4(b)(17)	Twenty-Fifth Supplemental Indenture, dated as of August 11, 2016, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CNP’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5
4(b)(18)	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CNP’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6
4(b)(19)	Twenty-Sixth Supplemental Indenture, dated as of January 12, 2017, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	CNP’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(41)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(20)	Officer’s Certificate, dated as of January 12, 2017, setting forth the form, terms and provisions of the Twenty-Seventh Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(42)
4(c)(1)	$300,000,000 Credit Agreement dated as of March 3, 2016 among Houston Electric, as Borrower, and the banks named therein	CNP’s Form 8-K dated March 3, 2016	1-31447	4.2
4(c)(2)	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	Form 8-K dated June 16, 2017	1-3187	4.2

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 22nd day of February, 2018.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ SCOTT M. PROCHAZKA
Scott M. Prochazka
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2018.

Signature	Title

/s/ SCOTT M. PROCHAZKA	Manager and Chairman
(Scott M. Prochazka)	(Principal Executive Officer)

/s/ WILLIAM D. ROGERS	Executive Vice President and Chief Financial Officer
(William D. Rogers)	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
(Kristie L. Colvin)	(Principal Accounting Officer)