Form 10-Q
period 2018-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2018-05-04
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of April 24, 2018, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

i

GLOSSARY
AMS	Advanced Metering System
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bond Companies
Bond Company II, Bond Company III, Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds

Bond Company II	CenterPoint Energy Transition Bond Company II, LLC
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
COLI	Corporate-owned life insurance
DCRF	Distribution Cost Recovery Factor
EDIT	Excess deferred income taxes
EECRF	Energy Efficiency Cost Recovery Factor
ERCOT	Electric Reliability Council of Texas
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
NRG	NRG Energy, Inc.
PRP	Potentially responsible party
PUCT	Public Utility Commission of Texas
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC
RRI	Reliant Resources, Inc.
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy

GLOSSARY
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
Vectren	Vectren Corporation, an Indiana corporation
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
2017 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017

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

•	actions by credit rating agencies;

•	changes in interest rates and their impact on our costs of borrowing;

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

•	acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;

•	our ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to us and our subsidiaries;

•
the ability of GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG, and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations to us, including indemnity obligations;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K, which is incorporated herein by reference, and other reports we file from time to time with the SEC.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements.

v

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$755	$638

Expenses:
Operation and maintenance	342	341
Depreciation and amortization	233	152
Taxes other than income taxes	61	60
Total	636	553
Operating Income	119	85

Other Income (Expense):
Interest and other finance charges	(33)	(33)
Interest on Securitization Bonds	(16)	(20)
Other, net	(3)	(4)
Total	(52)	(57)
Income Before Income Taxes	67	28
Income tax expense	15	10
Net Income	$52	$18

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$52	$18
Other comprehensive income:
Net deferred gain (loss) from cash flow hedges (net of tax of $1 and $-0-)	4	(1)
Total	$4	$(1)
Comprehensive income	$56	$17

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	March 31, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents ($181 and $230 related to VIEs, respectively)	$191	$238
Accounts and notes receivable ($86 and $73 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	299	284
Accounts and notes receivable–affiliated companies	140	7
Accrued unbilled revenues	96	120
Inventory	115	119
Other ($37 and $35 related to VIEs, respectively)	62	62
Total current assets	903	830

Property, Plant and Equipment:
Property, plant and equipment	11,660	11,496
Less: accumulated depreciation and amortization	3,694	3,633
Property, plant and equipment, net	7,966	7,863

Other Assets:
Regulatory assets ($1,455 and $1,590 related to VIEs, respectively)	1,457	1,570
Other	32	29
Total other assets	1,489	1,599

Total Assets	$10,358	$10,292

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	March 31, 2018	December 31, 2017
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$444	$434
Accounts payable	201	243
Accounts and notes payable–affiliated companies	39	104
Taxes accrued	74	116
Interest accrued	53	65
Other	110	120
Total current liabilities	921	1,082
Other Liabilities:
Deferred income taxes, net	1,040	1,059
Benefit obligations	144	146
Regulatory liabilities	1,265	1,263
Other	54	54
Total other liabilities	2,503	2,522
Long-term Debt:
VIE Securitization Bonds, net	1,260	1,434
Other, net	3,280	2,885
Total long-term debt, net	4,540	4,319

Commitments and Contingencies (Note 9)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,697	1,696
Retained earnings	693	673
Accumulated other comprehensive income	4	—
Total member’s equity	2,394	2,369

Total Liabilities and Member’s Equity	$10,358	$10,292

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$52	$18
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233	152
Amortization of deferred financing costs	3	3
Deferred income taxes	(20)	8
Changes in other assets and liabilities:
Accounts and notes receivable, net	9	23
Accounts receivable/payable–affiliated companies	(5)	(56)
Inventory	4	4
Accounts payable	(16)	48
Taxes receivable	—	(3)
Interest and taxes accrued	(54)	(68)
Net regulatory assets and liabilities	(26)	(28)
Other current assets	2	—
Other current liabilities	(2)	(3)
Other assets	1	3
Other liabilities	(2)	4
Other, net	1	(1)
Net cash provided by operating activities	180	104
Cash Flows from Investing Activities:
Capital expenditures	(230)	(210)
Increase in notes receivable–affiliated companies	(133)	(107)
Other, net	(1)	(2)
Net cash used in investing activities	(364)	(319)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	398	298
Payments of long-term debt	(165)	(155)
Decrease in notes payable–affiliated companies	(60)	—
Dividend to parent	(32)	(32)
Debt issuance costs	(3)	(2)
Other, net	1	1
Net cash provided by financing activities	139	110
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(45)	(105)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	274	381
Cash, Cash Equivalents and Restricted Cash at End of Period	$229	$276

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Form 10-Q are the Interim Condensed Financial Statements of Houston Electric. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the 2017 Form 10-K.

Background. Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc., a public utility holding company. Houston Electric provides electric transmission and distribution services to REPs serving over 2.4 million metered customers in the Texas Gulf Coast area that includes the city of Houston. As of March 31, 2018, Houston Electric had the following subsidiaries: Bond Company II, Bond Company III, Restoration Bond Company and Bond Company IV.

As of March 31, 2018, Houston Electric had VIEs consisting of the Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of Houston Electric.

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

(2) New Accounting Pronouncements

The following table provides an overview of recently adopted or issued accounting pronouncements applicable to Houston Electric.

Recently Adopted Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2014-09- Revenue from Contracts with Customers (Topic 606) and related amendments
This standard provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.
Transition method: modified retrospective

January 1, 2018
Houston Electric added a revenue recognition footnote (Note 3) to address the disclosure requirements, and it did not identify significant changes to revenue recognition. A substantial amount of Houston Electric’s revenues are tariff based, which were not significantly impacted by these ASUs.

ASU 2017-05- Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

This standard clarifies when and how to apply ASC 610-20, which was issued as part of ASU 2014-09. It amends or supersedes the guidance in ASC 350 and ASC 360 on determining a gain or loss recognized upon the derecognition of nonfinancial assets.
Transition method: modified retrospective
		January 1, 2018	The adoption of this standard did not have an impact on Houston Electric’s financial position, results of operations or disclosures.

Recently Adopted Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2016-01- Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

ASU 2018-03-Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This standard requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. It also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities.
Transition method: cumulative-effect adjustment to beginning retained earnings, and two features prospective
		January 1, 2018	The adoption of this standard did not have an impact on Houston Electric’s financial position, results of operations or disclosures.
ASU 2016-15- Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This standard provides clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows and eliminates the variation in practice related to such classifications.
Transition method: retrospective
January 1, 2018
The adoption did not have a material impact on Houston Electric’s financial position, results of operations or disclosures. However, the statement of cash flows reflects an increase in investing activities and a corresponding decrease in operating activities of $-0- and $2 million for the three months ended March 31, 2018 and 2017, respectively, due to the requirement that cash proceeds from COLI policies be classified as cash inflows from investing activity.

ASU 2016-18- Statement of Cash Flows (Topic 230): Restricted Cash
This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet.
Transition method: retrospective
January 1, 2018
The adoption of this standard did not have an impact on Houston Electric’s financial position, results of operations or disclosures. However, the statement of cash flows is reconciled to cash, cash equivalents and restricted cash, resulting in a decrease in investing activities of $2 million and an increase in investing activities of $4 million for the three months ended March 31, 2018 and 2017, respectively.

ASU 2017-01- Business Combinations (Topic 805): Clarifying the Definition of a Business
This standard revises the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then under ASU 2017-01, the asset or group of assets is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs to be more closely aligned with how outputs are described in ASC 606.
Transition method: prospective
January 1, 2018
The adoption of this revised definition will reduce the number of transactions that are accounted for as a business combination, and therefore may have a potential impact on Houston Electric’s accounting for future acquisitions.

ASU 2017-07- Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard requires an employer to report the service cost component of the net periodic pension cost and postretirement benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period; all other components will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets.
Transition method: retrospective for the presentation of the service cost component and other components; prospective for the capitalization of the service cost component.
January 1, 2018
The adoption of this standard did not have a material impact on Houston Electric’s financial position, results of operations, cash flows or disclosures; however, it resulted in an increase to operating income and a corresponding decrease to other income of $7 million and $8 million in the three months ended March 31, 2018 and 2017, respectively. Other components previously capitalized in assets will be recorded as regulatory assets, prospectively.

Issued, Not Yet Effective Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2016-02- Leases (Topic 842) and related amendments ASU 2018-01- Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842
ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting.
Transition method: modified retrospective

ASU 2018-01 allows entities to elect not to assess whether existing land easements that were not previously accounted for in accordance with ASC 840 Leases under ASC 842 Leases when transitioning to the new leasing standard.
January 1, 2019 Early adoption is permitted
Houston Electric will elect the practical expedient on existing easements provided by ASU 2018-01 and is evaluating other available transitional practical expedients. Houston Electric is in the process of reviewing contracts to identify leases as defined in ASU 2016-02 and expects to recognize on the statements of financial position right-of-use assets and lease liabilities for the majority of its leases that are currently classified as operating leases. Houston Electric is continuing to assess the impact that adoption of these standards will have on its financial position, results of operations, cash flows and disclosures.

ASU 2017-12- Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This standard expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, eases certain documentation and assessment requirements, and updates the presentation and disclosure requirements.
Transition method: cumulative-effect adjustment for elimination of the separate measurement of ineffectiveness; prospective for presentation and disclosure
		January 1, 2019 Early adoption is permitted	Houston Electric is currently assessing the impact that adoption of this standard will have on its financial position, results of operations, cash flows and disclosures.
ASU 2018-02-Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and requires entities to provide certain disclosures regarding stranded tax effects.
Transition method: either in the period of adoption or retrospective
January 1, 2019 Early adoption is permitted
The adoption of this standard will allow Houston Electric to reclass stranded deferred tax adjustments primarily related to benefit plans from other comprehensive income to retained earnings. Houston Electric is currently assessing the impact that adoption of this standard will have on its financial position and disclosures.

Management believes that other recently adopted standards and recently issued standards that are not yet effective will not have a material impact on Houston Electric’s financial position, results of operations or cash flows upon adoption.

(3) Revenue Recognition

Houston Electric adopted ASC 606 and all related amendments on January 1, 2018 using the modified retrospective method for those contracts that were not completed as of the date of adoption. Application of the new revenue standard did not result in a cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard did not have a material impact on Houston Electric’s financial position, results of operations or cash flows.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which Houston Electric expects to be entitled to receive in exchange for these goods or services. Contract assets and liabilities are not material.

The following table disaggregates revenues by major source:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenue from contracts	$761	$644
Other (1)	(6)	(6)
	$755	$638

(1)
Primarily consists of income from ARPs and leases. ARPs are contracts between Houston Electric and the PUCT, not between Houston Electric and a customer. Houston Electric recognizes ARP revenue as other revenues when the PUCT-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period.

Revenues from Contracts with Customers

Houston Electric distributes electricity to customers over time and customers consume the electricity when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by the PUCT, is recognized as electricity is delivered and represents amounts both billed and unbilled. Discretionary services requested by customers are provided at a point in time with control transferring upon the completion of the service. Revenue for discretionary services is recognized upon completion of service based on the tariff rates set by the PUCT. Payments for electricity distribution and discretionary services are aggregated and received on a monthly basis. Houston Electric performs transmission services over time as a stand-ready obligation to provide a reliable network of transmission systems. Revenue is recognized upon time elapsed, and the monthly tariff rate set by the PUCT. Payments are received on a monthly basis.

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price.

(4) Employee Benefit Plans

Houston Electric’s employees participate in CenterPoint Energy’s postretirement benefit plan. Houston Electric’s net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Interest cost (1)	$2	$2
Expected return on plan assets (1)	(1)	(1)
Amortization of prior service credit (1)	(1)	(1)
Net periodic cost	$—	$—

(1)	Included in Other, net in the Condensed Statements of Consolidated Income.

Houston Electric expects to contribute a total of approximately $10 million to the postretirement benefit plan in 2018, of which approximately $2 million was contributed during the three months ended March 31, 2018.

(5) Regulatory Accounting

The following is a list of regulatory assets and liabilities reflected on Houston Electric’s Condensed Consolidated Balance Sheets:

	March 31, 2018	December 31, 2017
	(in millions)
Regulatory Assets:
Non-current regulatory assets:
Securitized regulatory assets	$1,455	$1,590
Unrecognized equity return (1)	(266)	(287)
Unamortized loss on reacquired debt	74	75
Pension and postretirement-related regulatory asset	32	31
Hurricane Harvey restoration costs (2)	57	58
Regulatory assets related to TCJA (3)	33	33
Other long-term regulatory assets (4)	72	70
Total regulatory assets	1,457	1,570
Regulatory Liabilities:
Current regulatory liabilities (5)	14	22
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (3)	874	862
Estimated removal costs	282	285
Other long-term regulatory liabilities	109	116
Total non-current regulatory liabilities	1,265	1,263
Total regulatory liabilities	1,279	1,285
Total regulatory assets and liabilities, net	$178	$285

(1)
The unrecognized equity return will be recognized as it is recovered in rates through 2024. During the three months ended March 31, 2018 and 2017, Houston Electric recognized approximately $21 million and $7 million, respectively, of the allowed equity return. The timing of Houston Electric’s recognition of the equity return will vary each period based on amounts actually collected during the period. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

(2)	Houston Electric is not earning a return on its Hurricane Harvey restoration costs.

(3)	The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities.

(4)	Other long-term regulatory assets that are not earning a return were not material as of March 31, 2018 and December 31, 2017.

(5)	Current regulatory liabilities are included in Other current liabilities in Houston Electric’s Condensed Consolidated Balance Sheets.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  As of March 31, 2018 and December 31, 2017, Houston Electric held Level 1 investments of $53 million and $51 million, respectively, which were primarily investments in money market funds and are included in other current assets and other assets in the Condensed Consolidated Balance Sheets.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Houston Electric had no Level 2 assets or liabilities as of either March 31, 2018 or December 31, 2017.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect Houston Electric’s judgments about the assumptions market participants would use in determining fair value.  Houston Electric had no Level 3 assets or liabilities as of either March 31, 2018 or December 31, 2017.

Houston Electric determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three months ended March 31, 2018, there were no transfers between levels.

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

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:	(in millions)
Long-term debt, including the current portion	$4,984	$5,131	$4,753	$5,034

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

The table below summarizes Houston Electric’s money pool activity:

	March 31, 2018	December 31, 2017
	(in millions)
Money pool investments (borrowings) (1)	$133	$(60)
Weighted average interest rate	2.27%	1.90%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies in the Condensed Consolidated Balance Sheets.

Affiliate related net interest income (expense) was not material for either the three months ended March 31, 2018 or 2017.

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

Amounts charged to and by Houston Electric for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Corporate service charges	$44	$42
Charges from CERC for services provided	3	2
Billings to CERC for services provided	(5)	(3)

Houston Electric paid dividends on its common shares to Utility Holding, LLC as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Dividend to parent	$32	$32

(b) Major Customers

Houston Electric’s transmission and distribution revenues from major customers are as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Affiliates of NRG	$161	$152
Affiliates of Vistra Energy Corp.	54	47

(8) Long-term Debt

Debt Issuances. During the three months ended March 31, 2018, Houston Electric issued the following general mortgage bonds:

Issuance Date	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
February 2018	$400	3.95%	2048

The proceeds from the issuance of these bonds were used for general limited liability company purposes.

Revolving Credit Facility. Houston Electric had the following revolving credit facility and utilization of such facility:

	March 31, 2018		December 31, 2017
Size of Facility	Loans	Letters of Credit	Loans	Letters of Credit
(in millions)
$300	$—	$4	$—	$4

Execution Date	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio (2)	Debt for Borrowed Money to Capital Ratio as of March 31, 2018 (3)	Termination Date
	(in millions)
March 3, 2016	$300	1.125%	65%	51.2%	March 3, 2022

(1)	Based on current credit ratings.

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

Houston Electric was in compliance with all financial debt covenants as of March 31, 2018.

Hedging of Interest Expense for Future Debt Issuances. In January and February 2018, Houston Electric entered into forward interest rate agreements with multiple counterparties, having an aggregate notional amount of $200 million. These agreements were executed to hedge, in part, volatility in the 30-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $400 million issuance of fixed rate debt in February 2018. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the effective portion of realized gains associated with the forward interest rate agreements, which totaled approximately $5 million, is a component of accumulated other comprehensive income in 2018 and will be amortized over the life of the fixed rate debt.

Other. As of both March 31, 2018 and December 31, 2017, Houston Electric had issued $118 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(9) Commitments and Contingencies

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

Environmental Matters

Asbestos. Some facilities owned by Houston Electric contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy and its subsidiaries, including Houston Electric, are from time to time named, along with numerous others, as defendants in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos, and CenterPoint Energy anticipates that additional claims may be asserted in the future. Although their ultimate outcome cannot be predicted at this time, Houston Electric does not expect these matters, either individually or in the aggregate, to have a material adverse effect on Houston Electric’s financial condition, results of operations or cash flows.

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

(10) Income Taxes

The effective tax rate reported for the three months ended March 31, 2018 was 22% compared to 36% for the same period in 2017. The lower effective tax rate for the three months ended March 31, 2018 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA.

Houston Electric reported no uncertain tax liability as of March 31, 2018 and expects no significant changes to the uncertain tax liability over the next twelve months. Tax years through 2015 have been audited and settled with the IRS. For the 2016 through 2018 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(11) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2018	2017
Cash Payments/Receipts:	(in millions)
Interest, net of capitalized interest	$61	$64
Income taxes, net	16	—
Non-cash transactions:
Accounts payable related to capital expenditures	$78	$57

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	March 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$191	$238
Restricted cash included in Other current assets	37	35
Restricted cash included in Other non-current assets	1	1
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$229	$274

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2017 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2018 and the three months ended March 31, 2017. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2017 Form 10-K.

RECENT EVENTS

Brazos Valley Connection Project. We completed construction on and energized the Brazos Valley Connection in March 2018. For more information, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings and orders related to the TCJA to date in 2018, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Issuances. In February 2018, we issued $400 million aggregate principal amount of general mortgage bonds. For more information about our 2018 debt issuances, see Note 8 to our Interim Condensed Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from REPs and our ability to recover our regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K.

The following table sets forth our consolidated results of operations, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2018	2017
	(in millions, except throughput and customer data)
Revenues:
TDU	$602	$561
Bond Companies	153	77
Total revenues	755	638
Expenses:
Operation and maintenance, excluding Bond Companies	340	340
Depreciation and amortization, excluding Bond Companies	98	96
Taxes other than income taxes	61	60
Bond Companies	137	57
Total expenses	636	553
Operating income	119	85
Interest and other finance charges	(33)	(33)
Interest on Securitization Bonds	(16)	(20)
Other income, net	(3)	(4)
Income before income taxes	67	28
Income tax expense	15	10
Net income	$52	$18
Operating Income:
TDU	$103	$65
Bond Companies (1)	16	20
Total operating income	$119	$85
Throughput (in GWh):
Residential	5,605	5,152
Total	19,644	18,753
Number of metered customers at end of period:
Residential	2,171,715	2,139,413
Total	2,453,844	2,414,193

(1) Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

We reported operating income of $119 million for the three months ended March 31, 2018, consisting of $103 million from the TDU and $16 million related to the Bond Companies. For the three months ended March 31, 2017, operating income totaled $85 million, consisting of $65 million from the TDU and $20 million related to the Bond Companies.

TDU operating income increased $38 million, primarily due to the following key factors:

•	higher equity return of $14 million, primarily related to the annual true-up of transition charges correcting for under-collections that occurred during the preceding 12 months;

•	higher usage of $13 million, primarily due to a return to more normal weather;

•	rate increases of $9 million related to distribution capital investments;

•	higher transmission-related revenues of $8 million and lower transmission costs billed by transmission providers of $6 million; and

•	customer growth of $6 million from the addition of almost 40,000 customers.

These increases to operating income were partially offset by the following:

•
lower revenues of $12 million due to the recording of a regulatory liability and a corresponding decrease to revenue reflecting the difference in revenues collected under existing customer rates and the revenues that would have been collected had existing rates been set using the lower corporate tax rate from the TCJA; and

•	increased operation and maintenance expenses of $6 million, primarily due to increased labor costs and support services expense.

Income Tax Expense. Our effective tax rate reported for the three months ended March 31, 2018 was 22% compared to 36% for the same period in 2017. The lower effective tax rate for the three months ended March 31, 2018 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2017 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, dividends to parent and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure and to maintain reliability and safety and increase resiliency. Our principal anticipated cash requirements for the remaining nine months of 2018 include the following:

•	capital expenditures of approximately $742 million; and

•	scheduled principal payments on Securitization Bonds of $269 million.

We expect that anticipated cash needs for the remaining nine months of 2018 will be met with borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than first mortgage bonds and general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project

We completed construction on and energized the Brazos Valley Connection in March 2018, ahead of the original June 1, 2018 energization date. The final capital costs of the project were approximately $285 million, which was within the estimated range of approximately $270-$310 million in the PUCT’s original order. We plan to seek interim recovery of the project costs not already included in rates in a filing with the PUCT in the second quarter of 2018.  Final approval by the PUCT of the project costs will occur in our next base rate case.

Bailey-Jones Creek Project

In April 2017, we submitted a proposal to ERCOT requesting its endorsement of our approximately $250 million transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit transmission line. On December 12, 2017, we received approval from ERCOT and anticipate that the PUCT will provide a decision in 2019 regarding the design and route of the project.

Rate Change Applications

We are routinely involved in rate change applications before the PUCT.  Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset.  In addition, we are periodically involved in proceedings to adjust our capital tracking mechanisms (TCOS and DCRF) and annually file to adjust our EECRF. The table below reflects significant applications pending or completed since our 2017 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (1)	Filing Date	Effective Date	Approval Date	Additional Information
Houston Electric (PUCT)
TCOS	N/A	February 2018	April 2018	April 2018
Revise TCOS annual revenue application approved in November 2017 by a reduction of $41.6 million to recognize decrease in the federal income tax rate, amortize certain EDIT balances and adjust rate base by EDIT attributable to new plant since the last rate case, all of which are related to the TCJA.

DCRF	N/A	April 2018	September 2018	TBD
Proposes an approximately $83 million revenue requirement starting September 1, 2018 to begin recovering approximately $503.6 million in eligible distribution capital invested in 2017, which does not include the $29 million AMS refund or $3 million additional offsets in the $58 million DCRF charges currently in effect but does include an approximately $39 million reduction to reflect the benefit of the recent decrease in the federal income tax rate.

(1)	Represents proposed increases when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tax Reform

Our federal income tax expense is included in the rates approved by the PUCT and local municipalities and charged to consumers. As we have general rate cases and other periodic rate adjustments, the impacts of the TCJA (including the lower tax rate and the calculation and amortization of EDIT), along with other increases and decreases in our revenue requirements, will be incorporated into our future rates as allowed by IRS rules. The effect of any potential return of tax savings resulting from the TCJA to consumers may differ depending on how each regulatory body requires us to return such savings.

On January 25, 2018, the PUCT issued an accounting order in Project No. 47945 directing electric utilities, including us, to record as a regulatory liability (1) the difference between revenues collected under existing rates and revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates and (2) the balance of EDIT that now exists because of the reduction in federal income tax rates. On February 13, 2018, we and other likely parties to a future rate case announced a settlement that requires us to make (i) a TCOS filing by February 20, 2018 to reflect the change in the federal income tax rate for our transmission rate base through July 31, 2017 and account for certain EDIT (and such filing was timely submitted), (ii) a DCRF filing in April 2018 to reflect the change in the federal income tax rate for our distribution rate base through December 31, 2017 (and such filing was timely submitted) and (iii) a full rate case filing by April 30, 2019. The settlement was presented to the PUCT during its open meeting on February 15, 2018. In response to the settlement, the PUCT did not proceed with a prior proposal to require us to file a rate case in the summer of 2018. The PUCT also amended its prior accounting order to remove the requirement that utilities include carrying costs in the new regulatory liability.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general limited liability company purposes and may also be utilized to obtain letters of credit. For further details related to our revolving credit facility, please see Note 8 to our Interim Condensed Financial Statements.

As of April 24, 2018, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized (1)	Termination Date
(in millions)
March 3, 2016	$300	$4	March 3, 2022

(1)	Represents outstanding letters of credit.

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

Long-term Debt

Our long-term debt consists of our obligations and the obligations of our subsidiaries, including Securitization Bonds issued by our wholly-owned subsidiaries.

In February 2018, we issued $400 million aggregate principal amount of general mortgage bonds. For further information about our 2018 debt issuances, see Note 8 to our Interim Condensed Financial Statements.

As of March 31, 2018, our outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.4 billion, of which $118 million is not reflected in our consolidated financial statements because of the contingent nature of the obligation.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.0 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2018. We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

As of March 31, 2018, our subsidiaries had the following aggregate principal amount, exclusive of debt issuance costs, of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$296
Bond Company III	110
Bond Company IV	1,020
Restoration Bond Company	281
Total	$1,707

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

Temporary Investments

As of April 24, 2018, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of April 24, 2018, we had investments in the money pool of $116 million. The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. On April 24, 2018, as a result of CenterPoint Energy’s announcement of its proposed merger with Vectren, S&P placed its long-term ratings on our senior debt on CreditWatch with negative implications and affirmed its rating.

As of April 24, 2018, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook (1)	Rating	CreditWatch (2)	Rating	Outlook (3)
Senior Secured Debt	A1	Stable	A	Negative	A+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P CreditWatch assesses the potential direction of a short-term or long-term credit rating.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under our revolving credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of March 31, 2018, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

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

Hedging of Interest Expense for Future Debt Issuances

During the first quarter of 2018, we entered into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 8 to our Interim Condensed Financial Statements.

Collection of Receivables from REPs

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. Before conducting business, a REP must register with the PUCT and must meet certain financial qualifications. Nevertheless, adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect our cash flows. In the event of a REP’s default, our tariff provides a number of remedies, including our option to request that the PUCT suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, we remain at risk for payments related to services provided prior to the shift to the replacement REP or the provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made against us involving payments we had received from such REP. If a REP were to file for bankruptcy, we may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, PUCT regulations authorize utilities, such as us, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to us;

•	the outcome of litigation brought by or against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

We have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions. For information about the total debt to capitalization financial covenants in our revolving credit facility, see Note 8 to our Interim Condensed Financial Statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting us, please read Note 9 to our Interim Condensed Financial Statements and “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2017 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2017 Form 10-K.

Item 5.    OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2018 and 2017 was 2.27 and 1.47, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the 12-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	Houston Electric’s Form 8-K dated March 3, 2016	1-3187	4.2
4.2	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	Houston Electric’s Form 8-K dated June 16, 2017	1-3187	4.2
4.3	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
+4.4	Twenty-Seventh Supplemental Indenture, dated as of February 28, 2018, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee
+4.5	Officer’s Certificate, dated as of February 28, 2018, setting forth the form, terms and provisions of the Twenty-Eighth Series of General Mortgage Bonds
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: May 4, 2018